Form 10QSB
period 2000-08-31
ESPOS INC
filed 2000-10-16
CIK 1069562

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

     (Mark One)
       [   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES ACT OF 1934

                For the quarterly period ended __________________

       [ X ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

 For the transition period from June 1, 2000 to August 31, 2000
 Commission file number 1-15821


                                  Espo's Inc.
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)

                  New York                           11-3042779
 ----------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

                   10501 FM 720 East, Frisco, Texas  75035
  ---------------------------------------------------------------------------
                   (Address of principal executive offices)

                  (Issuer's telephone number) (972) 381-1212

                                  No change
 (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No  ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)of the Exchange Act after the distribution of securities under a plan confirmed by a court.
 Yes ___  No ___  Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                    October 3, 2000 -  5,975,113 shares.

      Transitional Small Business Disclosure Format (Check one):
Yes  [ X ]   No  [   ]

                        PART 1 - FINANCIAL INFORMATION

 Item. 2  Financial Statements

                                  Espo's Inc.
                          Consolidated Balance Sheets

                                               August 31,         November 30,
                                                  2000                1999
                                               ----------          ----------
ASSETS                                        (Unaudited)
Current assets:
Cash                                          $    17,341         $         -
Securities available for sale                           -             450,000
Trade accounts receivable, net                  1,200,666           1,095,519
Other receivables                                  11,690             114,193
Inventory                                       1,174,880             896,442
Prepaid expenses                                   70,855              35,393
                                               ----------          ----------
        Total current assets                    2,475,432           2,591,547
                                               ----------          ----------

Property and equipment, net of depreciation     3,111,993           3,213,324
                                               ----------          ----------

Other assets:
Goodwill, net of amortization                     498,038             507,657
Loan origination fees, net of amortization         46,727              63,107
Deposits                                           13,490               8,270
                                               ----------          ----------
                                                  558,255             579,034
                                               ----------          ----------
        Total Assets                          $ 6,145,680         $ 6,383,905
                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                         $   332,689         $   375,558
Current maturities of long-term debt              486,437           1,229,464
Lines of credit and note payable                  752,207             915,461
Current portion of royalty payable                300,000             300,000
Accounts payable                                1,542,282           1,243,663
Advances payable to related parties                15,000              15,000
Accrued expenses                                  641,518             623,232
                                               ----------          ----------
        Total current liabilities               4,070,133           4,702,378
                                               ----------          ----------

Noncurrent liabilities:
Long-term debt                                  1,538,635           1,881,279
Royalty payable                                    75,000              75,000
                                               ----------          ----------
        Total noncurrent liabilities            1,613,635           1,956,279
                                               ----------          ----------
Stockholders' equity (deficit):
Preferred stock; par value $0.01; $1,000 per
  share redemption value; 1,000,000 shares
  authorized:
Series A - 8% cumulative dividends increasing
  to 10%, 12% and 14%, in successive years
  and 16% thereafter; 3,000 shares authorized,
  issued and outstanding                               30                  30
Series B - convertible 6%; 900 shares
  authorized, issued and outstanding                    9                   9
Series C - 12% cumulative dividends;
  10,000 shares authorized, 5,300 shares
  issued and outstanding                               53                   -
Additional paid-in capital, preferred stock     5,661,345           3,125,696
Common stock; par value  $0.01, 25,000,000
  shares authorized, 5,866,947 shares issued
  and outstanding                                  59,456              58,669
Additional paid-in capital, common stock          220,917              (9,294)
Accumulated deficit                            (5,479,898)         (3,449,862)
                                               ----------          ----------
        Total stockholders' equity (deficit)      461,912            (274,752)
                                               ----------          ----------
  Total Liabilities and Stockholders' Equity  $ 6,145,680         $ 6,383,905
                                               ==========          ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                                 Espo's Inc.
                    Consolidated Statements of Operations



                                        Three            Three            Nine             Nine
                                    Months Ended     Months Ended     Months Ended     Months Ended
                                   August 31, 2000  August 31, 1999  August 31, 2000  August 31, 1999
                                        ----------       ----------       ----------       ----------
                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
 Net sales                             $ 2,562,632      $ 2,477,066      $ 6,869,053      $ 5,002,010

 Cost of sales                           2,121,236        2,479,120        6,396,275        4,989,773
                                        ----------       ----------       ----------       ----------
 Gross profit (loss)                       441,396           (2,054)         472,778           12,237
                                        ----------       ----------       ----------       ----------
 Expenses:
 General and administrative                578,106          593,503        1,656,376        1,271,802
 Depreciation and amortization              10,882           14,460           29,700           28,536
 Moving expense                                  -                -                -          221,774
 Loss on disposal of equipment                 265                -              716           45,619
                                        ----------       ----------       ----------       ----------
                                           589,253          607,963        1,686,792        1,567,731
                                        ----------       ----------       ----------       ----------
 Loss from operations                     (147,857)        (610,017)      (1,214,014)      (1,555,494)
                                        ----------       ----------       ----------       ----------
 Other income (expense):
 Interest expense                         (132,389)        (151,954)        (513,855)        (314,453)
 Interest income                                 -                -                -                -
 Miscellaneous income (expense)              2,170                -           82,133          (50,785)
                                        ----------       ----------       ----------       ----------
                                          (130,219)        (151,954)        (431,722)        (365,238)
                                        ----------       ----------       ----------       ----------
 Income (loss) before provision
 for income taxes                         (278,076)        (761,971)      (1,645,736)      (1,920,732)

 Provision for income taxes                      -                -                -                -
                                        ----------       ----------       ----------       ----------
 Net loss                              $  (278,076)     $  (761,971)     $(1,645,736)     $(1,920,732)
                                        ==========       ==========       ==========       ==========
 Loss available to common stock        $  (510,576)     $  (836,371)     $(2,030,036)     $(2,145,789)
                                        ==========       ==========       ==========       ==========
 Loss per share - basic                $     (0.09)     $     (0.14)     $     (0.34)     $     (0.37)
                                        ==========       ==========       ==========       ==========
 Loss per share - diluted              $     (0.09)     $     (0.14)     $     (0.34)     $     (0.37)
                                        ==========       ==========       ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                               Espo's Inc.
                   Consolidated Statements of Cash Flows
 -------------------------------------------------------------------------------
                                                      Nine             Nine
                                                  Months Ended     Months Ended
                                                 August 31, 2000 August 31, 1999
                                                   ----------        ----------
                                                   (Unaudited)     (Unaudited)
 Cash flows from operating activities:
 Net loss                                         $(1,645,736)      $(1,920,732)
                                                   ----------        ----------
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                        422,933           307,175
 Loss on disposal of assets                               716            45,619
 Inventory allowance                                        -           (60,956)
 Changes in operating assets and liabilities:
  Decrease in marketable security                     450,000                 -
  (Increase) decrease in  trade accounts receivable  (105,147)         (234,016)
  (Increase) decrease in other receivables            102,503            38,360
  (Increase) decrease in inventory                   (278,438)          288,224
  (Increase) decrease in prepaid expenses             (35,462)           (4,543)
  Increase in other assets                             (5,220)          (55,407)
  Increase in accounts payable                        298,619           984,754
  Increase (decrease) in accrued expenses              18,286           302,501
                                                   ----------        ----------
 Total adjustments                                    868,790         1,611,711
                                                   ----------        ----------
 Net cash provided by (used in)
  operating activities                               (776,946)         (309,021)

 Cash flows from investing activities:
 Acquisition of property and equipment               (296,319)         (889,063)
                                                   ----------        ----------
 Net cash used in investing activities               (296,319)         (889,063)
                                                   ----------        ----------
 Cash flows from financing activities:
 Advances from related party                                -            15,000
 Dividends paid                                      (384,300)         (225,057)
 Net proceeds from short-term borrowing               (42,869)          129,009
 Payments on royalty payable                                -           (75,000)
 Proceeds from long-term debt                               -         1,206,614
 Payments on long-term debt                        (1,085,671)
 Net proceeds (payments) from line of
   credit & notes payable                            (163,254)          172,585
 Proceeds from sale of stock                        2,766,700            46,875
                                                   ----------        ----------
 Net cash provided by financing activities          1,090,606         1,270,026
                                                   ----------        ----------
 Increase (decrease) in cash                           17,341            71,942

 Cash, beginning of period                                  -             7,535
                                                   ----------        ----------
 Cash, end of period                              $    17,341       $    79,477
                                                   ==========        ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                                 Espo's, Inc.
                  Notes to Consolidated Financial Statements
                         August 31, 2000 (Unaudited)


 BASIS OF PRESENTATION

      The interim financial statements and summarized notes included herein were prepared in accordance with generally accepted accounting principals for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principals were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Report 10SB filed April 12, 2000. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary in order to make interim financial statements not misleading. Such financial results should not be construed as necessarily indicative of future results.


 INVENTORY

      Inventories consist primarily of the following:

                              August 31,        November 30,
                                 2000              1999
                              ----------        ----------
                             (Unaudited)

       Finished goods        $         -       $         -
       Work in progress          797,079           573,562
       Raw materials             377,801           322,880
                              ----------        ----------
       Total inventory       $ 1,174,880       $   896,442
                              ==========        ==========

 LOSS PER SHARE

      Weighted average shares outstanding was 5,945,600 for August 31, 2000 and 5,866,947 for August 31, 1999.

 Item 2.  Management's Discussion and Analysis

      Forward Looking Statement

      This filing may contain "Forward Looking Statements", which are the Company's expectations, plans and projections, which may or may not materialize and which are subject to various risks and uncertainties, including statements concerning expected income and expenses, and the adequacy of the Company's sources of cash to finance its current and future operations. When used in this filing, the words "plans", "believes", "expects", "projects", "targets', "anticipates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from the Company's expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; change in product mix; and the timely development and acceptance of new products. These forward-looking statements speak only as of the date of this filing. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in its expectations or any change in events, conditions or circumstances on which any such statement may be based except as may be otherwise required by the securities laws.

      Overview

      Espo's Inc. ("The Company") is a contract manufacturer of quality, high performance circuit boards located in Frisco, Texas, just north of Dallas. The Company's products are used in computers, communication equipment, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

      The following discussion provides information to assist in the understanding of the company's financial condition and results of operations for the quarter ended August 31, 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the nine months ended August 31, 2000.

      Results of Operations

      Revenues Sales for the quarter ended August 31, 2000, were $2,562,632, an increase of 3.45% over sales of $2,477,066 for the comparable period in 1999. The quarter ended August 31, 2000, is the best sales quarter in Company history, reflecting strong industry demand for the Company's telecommunications products. Management believes that this demand will continue to grow, generating future revenue growth for the Company.

      For the nine months ended August 31, 2000, sales were $6,869,053, a 37.32% increase as compared to $5,002,010 for the nine months ended
      August 31, 1999. The increase in sales for the nine-month period principally reflects the addition of business from PC Dynamics beginning in March of 1999.

      Gross Profit Gross profit for the quarter ended August 31, 2000, was $441,396, or 17.22% of sales. This is an improvement over the comparable quarter in 1999, when a gross loss of $2,054 was shown. For the nine months ended August 31, 2000, the gross profit is $472,778, compared to $12,237 for the 1999 period. The improvement in gross profit reflects the elimination of excessive scrap issues arising from the PC Dynamics business and better absorption of fixed costs by higher sales volumes. Management anticipates that there will be further improvement in margins as sales volume increases.

      Operating Expenses For the quarter ended August 31, 2000, operating expenses were $589,253, compared to $607,963 for the comparable quarter of 1999. Looking at the nine months ended August 31, 2000, expenses of $1,687,792 exceeded the $1,567,731 reported for the 1999 period, primarily because of larger administration costs needed for the growing organization.

      Other Income and Expenses At the August 31, 2000, quarter net other expense was $130,219, compared to $151,954 for the prior year. The nine-month net expense was $431,722, an increase over the $365,238 of the prior year period. The amounts reflect changes in debt levels at the Company during the respective periods.

      Liquidity and Cash Resources For the quarter ended August 31, 2000, the Company reported a net loss of $278,076, as compared to the loss of $761,971 reported for the comparable period in 1999. The nine-month numbers are losses of $1,645,736 for the current year and $1,920,732 for the prior year. The improvement in net loss is primarily the result of the improvement in gross profit discussed above. The Company expects to become profitable in the first or second quarter of its year ended November 30, 2001, based on anticipated increases in sales.

      Cash resources of $776,946 were used for operations for the nine months ended August 31, 2000, with investment in property and equipment using $296,319, for a total usage of $1,073,265. The prior year amounts are $309,021 for operations, and $889,063 for investment, totaling $1,198,084. During the current fiscal year these needs were met primarily through issuance of preferred stock, while needs for the prior year were provided primarily by debt financing.

      Other Matters

      Cash Flow During the nine months ended August 31, 2000, the Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although management believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.

                          PART II - OTHER INFORMATION

 Item 6. Exhibits

 Ex. 2.1   Agreement and Plan of Reorganization by and between Performance
           Interconnect Corp, its undersigned shareholders and Espo's Inc    *
 Ex. 3.1   Certificate of Incorporation filed in the Office of the Secretary
           of State of the State of New York, November 29, 1990.             *
 Ex. 3.2   Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
           July 17, 1998                                                     *
 Ex. 3.3   Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
           October 27, 1998.                                                 *
 Ex. 3.4   Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
           March 20, 2000.                                                   *
 Ex. 3.5   Bylaws.                                                           *
 Ex. 4.1   Form of letter describing employee stock option plan.             *
 Ex. 4.2   Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred stock
           has not yet actually been issued.                                 *
 Ex. 4.3   Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This preferred stock has not yet
           actually been issued.                                             *
 Ex. 4.4   Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation in
           exchange for its promissory notes.                                *
 Ex. 4.5   Warrant dated as of October 22, 1997, authorizing the purchase of 4,000,000 shares of common stock of Performance Interconnect
           Corp. at $0.50 per share.                                         *
 Ex. 4.6 Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of Performance
           Interconnect Corp. through November 30, 2000.                     *
 Ex. 4.7 Promissory Note dated June 7, 1999, in the principal sum of $75,000.00, by Performance Interconnect Corp. in favor of Gay
           Rowe.                                                             *
 Ex. 4.8 Promissory Note dated May 1, 1999, in the principal sum of $200,000.00, by Performance Interconnect Corp. in favor of Gay
           Rowe.                                                             *
 Ex. 4.9 Promissory Note dated August 31, 1997, in the principal sum of $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire
           I-Con Industries.)                                                *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire
           I-Con Industries.)                                                *
 Ex. 4.11  Letter agreement dated October 15, 1999, by Winterstone
           Management, Inc., and Performance Interconnect Corp,              *
 Ex. 4.12  Promissory Note dated October 15, 1999, in the principal sum of $619,477.88, by Performance Interconnect Corp. in favor of
           Nations Investment Corp., Ltd.                                    *
 Ex. 4.13  Promissory Note dated October 15, 1999, in the principal sum of $594,777.69, by Performance Interconnect Corp. in favor of
           Nations Investment Corp.                                          *
 Ex. 4.14  Security Agreement dated June 30, 1999, by Winterstone Management
           Inc and Performance Interconnect  Corp.                           *
 Ex. 4.15  Note dated September 30, 1999, in the principal sum of
           $250,000.00, by Winterstone Management, Inc., in favor of Zion
           Capital, Inc.                                                     *
 Ex. 4.16  Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor
           of FINOVA Capital Corporation.                                    *
 Ex. 4.17  Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor
           of FINOVA Capital Corporation.                                    *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by Performance Interconnect Corp. in favor of FINOVA Capital
           Corporation.                                                      *
 Ex. 4.19  Loan and Security Agreement dated March 25, 1999, by and between
           PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.       *
 Ex. 4.20  Loan Schedule dated March 25, 1999, by PC Dynamics of Texas,
           Inc., and FINOVA Capital Corporation.                             *
 Ex. 4.21  Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC Dynamics
           of Texas, Inc.                                                    *
 Ex. 4.22  Environmental Certificate and Indemnity Agreement dated as of
           March 25, 1999, by PC Dynamics of Texas, Inc., in favor of FINOVA
           Capital Corporation.                                              *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
           Borrower, to FINOVA Capital Corporation, Lender.                  *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates Funding Group, Inc., guaranteeing obligations of PC Dynamics of
           Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.     *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH&BC, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone Management, Inc., guaranteeing obligations of PC Dynamics of
           Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.     *
 Ex. 4.28  Secured Promissory Note dated March 25, 1999, by PC Dynamics of
           Texas, Inc., in favor of FINOVA Capital Corporation.              *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31, 1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser. This
           is a sale of accounts receivable.                                 *
 Ex. 10.1  Letter dated June 2, 1999, by Performance Interconnect Inc. to
           M-Wave Inc.                                                       *
 Ex. 10.2 Lease of upgrade Mark V Bearing Spindle Drill, S/N 128, dated 11/12/97, by Excellon Automation Co. in favor of Winterstone
           Management, Inc. and I-Con Industries, Inc.                       *
 Ex. 10.3  Equipment Lease Agreement dated 5/15/98 by Excellon Automation
           Co., in favor of Performance Interconnect, Inc.                   *
 Ex. 10.4  Guaranty by D. Ronald Allen of amounts set forth in Excellon
           Lease Agreement dated May 15, 1998.                               *

 Ex. 10.5  Agreement dated as of March 15, 1999, between PC Dynamics,
           Corporation, and PC Dynamics of Texas, Inc.                       *
 Ex. 10.6  Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor
           of PC Dynamics Corporation.                                       *
 Ex. 10.7  Guaranty dated as of March 15, 1999, by Performance Interconnect
           Corp. in favor of PC Dynamics Corporation.                        *
 Ex. 10.8  Assumption of Liabilities dated March 15, 1999,  by PC Dynamics
           of Texas, Inc., in favor of PC Dynamics Corporation.              *
 Ex. 10.9  Royalty Agreement dated March 15, 1999, between PC Dynamics
           Corporation and PC Dynamics of Texas, Inc.                        *
 Ex. 10.10 Promissory Note dated March 15, 1999, in the principal sum of
           $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC
           Dynamics Corporation.                                             *
 Ex. 10.11 Lease dated as of March 25, 1999, by PC Dynamics Corporation,
           Landlord, and PC Dynamics of Texas, Inc., Tenant.                 *
 Ex. 10.12 Promissory Note dated March 15, 1999, in the principal sum of
           $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC
           Dynamics Corporation.                                             *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of M-Wave
           (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance Interconnect. *
 Ex. 21    Subsidiaries of the Company                                       *
 Ex. 27    Financial Data Schedule

      * Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1-158211) filed on April 12, 2000.

                                  SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ESPO'S INC.

 Date: October 15, 2000             By: /s/ D. Ronald Allen
                                        --------------------------
                                        D. Ronald Allen, President