Form 10KSB40
period 2000-11-30
ESPOS INC
filed 2001-03-15
CIK 1069562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-KSB


 [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended November 30, 2000


                                Espo's Inc.
 ----------------------------------------------------------------------------
               (Name of small business issuer in its charter)

             New York                                11-3042779
 -------------------------------         ------------------------------------
 (State or other jurisdiction of         (I.R.S. employer Identification No.)
  incorporation or organization)

 10501 FM 620 East
 Frisco, Texas                                            75035
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

 Issuer's telephone number (972) 335-5157


 Securities registered under Section 12(b) of the Exchange Act:

        Title of each class         Name of each exchange on which registered

               none

 Securities registered under Section 12(g) of the Exchange Act:

        Title of each class         Name of each exchange on which registered

               common               National Daily Quotation Sheets

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          [X] Yes   [ ] No

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 State issuer's revenues for its most recent fiscal year. $9,061,037

 State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                              $11,080,120

 Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

 Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No
                            Not applicable


              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          5,971,030 shares (there is only one class of common)


                  DOCUMENTS INCORPORATED BY REFERENCE

 If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(h) or (c) of the Securities Act of 1933
 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                              Not applicable

 Transitional Small Business Disclosure format (Check one): Yes  X  ; No

               INFORMATION REQUIRED IN ANNUAL REPORTS OF
                  TRANSITIONAL SMALL BUSINESS ISSUERS

                             Alternative 2

                                PART I

 Item 6. Description of Business.


 Part I, Item 6, "Description of Business", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference, except Management's Discussion and Analysis, which is as follows:

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Forward Looking Statements

      This filing may contain "Forward Looking Statements", which are the Company's expectations, plans and projections, which may or may not materialize and which are subject to various risks and uncertainties, including statements concerning expected income and expenses, and the adequacy of the Company's sources of cash to finance its current and future operations. When used in this filing, the words "plans", "believes", "expects", "projects", "targets", "anticipates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from the Company's expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; change in product mix; and the timely development and acceptance of new products. These forward-looking statements speak only as of the date of this filing. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in its expectations or any change in events, conditions or circumstances on which any such statement may be based except as may be otherwise required by the securities laws.

      Overview

      ESPO's Inc. ("The Company") is a contract manufacturer of quality, high performance circuit boards located in Frisco, Texas, just north of Dallas. The Company's products are used on computers, communication equipments, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter and year ended November 30, 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-K for the nine months ended November 30, 2000.

      Results of Operations

      Revenues    Sales  for  the  quarter  ended  November  30,  2000   were
 $2,191,984, a slight decrease of .45% from sales of $2,201,901 for the comparable period in 1999.

      For the year ended November 30, 2000, sales were $9,061,037, a 25.78% increase as compared to $7,203,911 for the year ended November 30, 1999. The increase in sales for the year reflects the addition of business from PC Dynamics beginning in March of 1999 plus strong industry demand for the company's telecommunications products. It is believed that this demand will continue to grow, generating future revenue growth for the Company.

      Gross Profit Gross profit for the quarter ended November 30, 2000 was $155,358, or 7.09% of sales. This is an improvement over the comparable quarter in 1999, when a gross loss of $493,734 was recorded. For the year ended November 30, 2000 the gross profit was $ 628,781 compared to a loss of $481,497 for the 1999 period. The improvement in gross profit reflects the elimination of excessive scrap issues arising from the PC Dynamics business and better absorption of fixed costs by higher sales volumes.

      Operating Expenses For the quarter ended November 30, 2000 operating expenses were $525,222 compared to $293,567 for the comparable quarter of 1999. For the year ended November 30, 2000, expenses of $2,212,014 exceeded the $1,810,298 reported for the 1999 period, primarily because of larger administration costs needed for the growing organization.`

      Other Income and Expenses At the November 30, 2000 quarter net other expense was $660,290 compared to $151,614 for the prior year. The year net expense was $1,092,012, an increase over the $517,254 of the prior year period. These amounts reflect changes in debt levels at the Company during the respective periods and the write off of $550,079 in net book value of assets considered to be under utilized.

      Liquidity and Cash Resources For the quarter ended November 30, 2000 The Company reported a net loss of $1,030,154, as compared to the loss of $938,916 reported for the comparable period in 1999. The year numbers are losses of $2,675,890 for the current year and $2,809,265 for the prior year. The improvement in net loss is primarily the result of the improvement in gross profit discussed above. The Company expects to show continuous profitability beginning in the second quarter of its year ended November 30, 2001.

      Cash resources of $1,573,655 were used for operations for the year ended November 30, 2000, with investment in property and equipment using $186,547 for a total usage of $1,760,202. The prior year amounts are $1,965,857 for operations, and $933,081 for investment, totaling $2,898,938. During the current fiscal year these needs were met primarily through issuance of preferred stock, while needs for the prior year were provided primarily by debt financing.

                              Other Matters

      Cash Flow

      During the year ended November 30, 2000, The Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.


 Item 7. Description of Property.

 Part I, Item 7, "Description of Property", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference.


 Item 8. Directors, Executive Officers and Significant Employees.

 Part I, Item 8, "Directors, Executive Officers and Significant Employees", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference.


 Item 9.  Remuneration of Directors and Officers.

 Part I, Item 9, "Remuneration of Directors and Officers", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference.


 Item 10.  Security Ownership of Management and Certain Security Holders.

 Part I, Item 8, "Security Ownership of Management and Certain Security Holders", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference.


 Item 11.  Interest of Management and Others in Certain Transactions.

 Part I, Item 8, "Interest of Management and Others in Certain Transactions", of Issuer's Second Amended Form 10-SB, filed January 12, 2001, is incorporated by reference.

                                PART II


 Item 1. Market for Common Equity and Related Stockholder Matters.

 Part II, Item 1, "Market for Common Equity and Related Stockholder Matters", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference.


 Item 2. Legal Proceedings.


 Part II, Item 2, "Legal Proceedings", of Issuer's Second Amended Form 10-SB, filed on January 12, 2001, is incorporated by reference.


 Item 3. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
                                 None


 Item 4. Submission of Matters to a Vote of Security Holders.

                            Not applicable


 Item 5. Compliance with Section 16(a) of the Exchange Act.

                            Not applicable


 Item 6. Reports on Form 8-K.

 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  Part F/S





                                  ESPO's INC

                      Consolidated Financial Statements

                     For the Year Ended November 30, 2000
                 For the Five Months Ended November 30, 1999
                                     and
                       For the Year Ended June 30, 1999

                                 ESPO's INC

                              Table of Contents
 ---------------------------------------------------------------------------

                                                                      Page
                                                                      ----
 Independent Auditors' Report                                           1

 Consolidated Financial Statements:

           Consolidated Balance Sheets                                  2

           Consolidated Statements of Operations                        3

           Consolidated Statements of Stockholders' Equity (Deficit)    4

           Consolidated Statements of Cash Flows                        5

           Notes to Consolidated Financial Statements                 6 - 22

 INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders
 ESPO's INC
 Frisco, Texas

 We have audited the accompanying consolidated balance sheets of ESPO's INC as of November 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2000, the five months ended November 30, 1999 and the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ESPO's INC as of November 30, 2000 and 1999, and the results of its operations and cash flows for the year ended November 30, 2000, the five months ended November 30, 1999 and the year ended June 30, 1999, in conformity with generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,675,890 for the year ended November 30, 2000, and has incurred substantial net losses for each of the periods presented herein and has a retained deficit of $6,741,549 at November 30, 2000. The Company continues to experience cash flow difficulties and has negative working capital in each of the periods presented herein. These factors and others discussed in Note 14 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company can not continue in existence.


 /s/ TRAVIS, WOLFF & COMPANY, L.L.P.

 February 28, 2001
 Dallas, Texas

                                ESPO's INC
                        Consolidated Balance Sheets
------------------------------------------------------------------------------

                                                            November 30
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
ASSETS
 Current assets:
 Cash                                               $    13,681    $         -
 Securities available for sale                                -        450,000
 Trade accounts receivable, net                         998,151      1,095,519
 Other receivables                                       21,489        114,193
 Inventory                                            1,040,099        896,442
 Prepaid expenses                                        62,491         35,393
                                                     ----------     ----------
        Total current assets                          2,135,911      2,591,547
                                                     ----------     ----------

Property and equipment, net of depreciation           2,427,643      3,213,324
                                                     ----------     ----------

Other assets:
 Goodwill, net of amortization                          498,038        507,657
 Loan origination fees, net of amortization              21,504         63,107
 Deposits                                                 7,280          8,270
                                                     ----------     ----------
                                                        526,822        579,034
                                                     ----------     ----------
        Total Assets                                $ 5,090,376    $ 6,383,905
                                                     ==========     ==========

                                                            November 30
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                              $   811,011    $   375,558
 Current maturities of long-term debt                   530,243      1,229,464
 Lines of credit and note payable                       622,833        915,461
 Current portion of royalty payable                     375,000        300,000
 Accounts payable                                     1,178,637      1,243,663
 Advances payable to related parties                          -         15,000
 Accrued expenses                                       692,178        623,232
                                                     ----------     ----------
        Total current liabilities                     4,209,902      4,702,378
                                                     ----------     ----------
Noncurrent liabilities:
 Long-term debt                                         705,572      1,881,279
 Royalty payable                                              -         75,000
                                                     ----------     ----------
        Total noncurrent liabilities                    705,572      1,956,279
                                                     ----------     ----------
Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per share
  redemption value; 1,000,000 shares authorized:
   Series A-8% cumulative dividends increasing to
    10%, 12% and 14%, in successive years and 16%
    thereafter; 3,000 shares authorized, issued and
    outstanding                                              30             30
   Series B-convertible 6%; 900 shares authorized,
    810 shares issued and outstanding                         8              9
   Series C-12% cumulative dividends; 10,000 shares
    authorized, 7,300 shares issued and outstanding          73              -
 Additional paid-in capital, preferred stock          6,597,114      3,125,696
 Common stock; par value  $0.01, 25,000,000 shares       59,710         58,669
  authorized 5,971,030 issued and outstanding
 Additional paid-in capital, common stock               259,516         (9,294)
 Accumulated deficit                                 (6,741,549)    (3,449,862)
                                                     ----------     ----------
        Total stockholders' equity (deficit)            174,902       (274,752)
                                                     ----------     ----------
        Total Liabilities and Stockholders' Equity  $ 5,090,376    $ 6,383,905
                                                     ==========     ==========


     The accompanying notes are an integral part of the consolidated financial statements

                                 ESPO's INC
                     Consolidated Statements of Operations
 -----------------------------------------------------------------------------------

                                                            Five
                                          Year Ended    Months Ended
                                         November 30,   November 30,    Year Ended
                                             2000           1999       June 30, 1999
                                         ------------   ------------   ------------
 Net sales                              $   9,061,037  $   3,867,356  $   4,929,029

 Cost of sales                              8,332,487      4,516,367      4,584,351
                                         ------------   ------------   ------------
 Gross profit (loss)                          728,550       (649,011)       344,678
                                         ------------   ------------   ------------
 Expenses:
 General and administrative                 2,183,162        472,173      1,388,039
 Depreciation and amortization                143,015         44,971         29,828
 Moving expense                                     -              -        221,774
 Loss on disposal of equipment                      -              -         45,619
                                         ------------   ------------   ------------
                                            2,326,177        517,144      1,685,260
                                         ------------   ------------   ------------
 Loss from operations                      (1,597,627)    (1,166,155)    (1,340,582)
                                         ------------   ------------   ------------
 Other income (expense):
 Impairment expense                          (536,330)             -              -
 Interest expense                            (623,344)      (252,423)      (319,131)
 Miscellaneous income (expense)                81,411              -        (51,785)
                                         ------------   ------------   ------------
                                           (1,078,263)      (252,423)      (370,916)
                                         ------------   ------------   ------------
 Loss before provision for
  income taxes                             (2,675,890)    (1,418,578)    (1,711,498)

 Provision for income taxes                         -              -              -
                                         ------------   ------------   ------------
 Net loss                               $  (2,675,890) $  (1,418,578) $  (1,711,498)
                                         ============   ============   ============
 Loss available to common stock         $  (3,291,687) $  (1,542,578) $  (2,009,098)
                                         ============   ============   ============
 Loss per share - basic                 $       (0.53) $       (0.28) $       (0.37)
                                         ============   ============   ============
 Loss per share - diluted               $       (0.53) $       (0.28) $       (0.37)
                                         ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements

                                  ESPO's INC
            Consolidated Statements of Stockholders' Equity (Deficit)
  ---------------------------------------------------------------------------------------------------------------------------------

                                                Preferred Stock                           Common Stock
                                          ------------------------------- ---------------------------------------------------------
                                                            Additional                        Additional     Accumulated
                                           Share  Amount  Paid-in Capital  Shares   Amount  Paid-in Capital     Deficit      Total
                                          ------   -----      ----------  ---------  ------     -------      ----------   ---------
  Balance at July 1, 1998                  3,900      39       3,125,696  5,481,947  54,819      (9,294)       (319,786)  2,851,474
  Net loss                                     -       -               -          -       -           -      (1,711,498) (1,711,498)
                                          ------   -----      ----------  ---------  ------     -------      ----------   ---------
  Balance at June 30, 1999                 3,900      39       3,125,696  5,481,947  54,819      (9,294)     (2,031,284)  1,139,976
  Net loss                                     -       -               -          -       -           -      (1,418,578) (1,418,578)
  Acquired equity                              -       -               -    385,000   3,850           -               -       3,850
                                          ------   -----      ----------  ---------  ------     -------      ----------   ---------
  Balance at November 30, 1999             3,900      39       3,125,696  5,866,947  58,669      (9,294)     (3,449,862)   (274,752)
  Net loss                                     -       -               -          -       -           -      (2,675,890) (2,675,890)
  Common stock sold                            -       -               -     28,666     287      43,313               -      43,600
 Conversion of Preferred Stock, Series B
   into Common Stock                         (90)     (1)        (89,999)    30,000     300      89,700               -           -
 Issuance of stock in acquisition of
   subsidiary                                  -       -               -     45,417     454     135,797               -     136,251
  Preferred stock, Series C, issued in
   exchange for debt                       7,300      73       3,561,417          -       -           -               -   3,561,490
 Dividends declared and paid on
   preferred stock (return of capital)         -       -               -          -       -           -        (615,797)   (615,797)
                                          ------   -----      ----------  ---------  ------     -------      ----------   ---------
  Balance at November 30, 2000            11,110  $  111     $ 6,597,114  5,971,030 $59,710    $259,516     $(6,741,549) $  174,902
                                          ======   =====      ==========  =========  ======     =======      ==========   =========


  The accompanying notes are an integral part of the consolidated financial statements

                                 ESPO's INC
                    Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------

                                                                      Five
                                                   Year Ended     Months Ended
                                                   November 30,   November 30,    Year Ended
                                                      2000            1999       June 30, 1999
                                                   -----------     -----------    -----------
Cash flows from operating activities:
 Net loss                                         $ (2,675,890)   $ (1,418,578)  $ (1,711,498)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                        645,486         237,647        403,424
  Impairment expense                                   536,330
  Gain on sale of securities                           (81,695)              -              -
  Loss on disposal of assets                                 -               -         45,619
  Changes in operating assets and liabilities:
   Decrease in marketable security
   (Increase) decrease in trade accounts receivable     97,368        (100,397)      (197,029)
   (Increase) decrease in other receivables             92,704          10,260        (21,268)
   (Increase) decrease in inventory                   (143,657)        364,620       (214,956)
   (Increase) decrease in prepaid expenses             (27,098)         12,864        (35,063)
   Increase in other assets                            (21,123)           (925)       (82,616)
   Increase (decrease) in accounts payable             (65,026)         78,959        557,132
   Increase (decrease) in accrued expenses              68,946         (58,750)       384,776
                                                   -----------     -----------    -----------
     Total adjustments                               1,102,235         544,278        840,019
                                                   -----------     -----------    -----------
 Net cash provided by (used in)
   operating activities                             (1,573,655)       (874,300)      (871,479)
                                                   -----------     -----------    -----------
Cash flows from investing activities:
 Acquisition of property and equipment                (186,547)        (49,866)      (917,536)
 Proceeds from sale of securities                      531,695               -              -
                                                   -----------     -----------    -----------
 Net cash used in investing activities                 345,148         (49,866)      (917,536)
                                                   -----------     -----------    -----------
Cash flows from financing activities:
 Advances from related party                                 -               -         15,000
 Dividends paid                                       (615,797)              -       (159,362)
 Net proceeds (payments) from short-term
  borrowings, line of credit and note payable          (38,802)        147,181        475,255
 Payments on royalty payable                                 -        (125,000)             -
 Proceeds from long-term debt                        2,091,874       1,095,901      1,623,714
 Payments on long-term debt                           (220,087)       (201,669)      (257,025)
 Proceeds from sale of stock                            25,000               -         46,875
                                                   -----------     -----------    -----------
 Net cash provided by financing activities           1,242,188         916,413      1,744,457
                                                   -----------     -----------    -----------
Increase (decrease) in cash                             13,681          (7,753)       (44,558)

Cash, beginning of period                                    -           7,753         52,311
                                                   -----------     -----------    -----------
Cash, end of period                               $     13,681    $          -   $      7,753
                                                   ===========     ===========    ===========

 For supplemental disclosures of cash flow information, see Note 8.

 The accompanying notes are an integral part of the consolidated financial statements

                                 ESPO's INC

                  Notes to Consolidated Financial Statements


 Note 1 - Summary of Significant Accounting Policies


 History and organization

 The consolidated financial statements presented herein are the financial statements of ESPO's INC ("ESPO's") and its wholly owned subsidiaries; PERFORMANCE INTERCONNECT CORP. ("PI"), Varga Investments, Inc. ("VII"), PC DYNAMICS OF TEXAS INC. ("PCD"), CADSOUTH INC. (CSI) and FIBERCONNEX CORP.
 (FCC) (collectively referred to as the "Company"). ESPO's INC was incorporated in New York and at the time of the reverse acquisition merger discussed below was considered a shell corporation. PI was incorporated in Texas in 1996 and began operations in July 1997. The Company acquired certain assets and liabilities of two manufacturing operations which emerged as PI and PCD. During the year ended November 30, 2000 the Company acquired the stock of the two corporations CSI and FCC. All of the acquisitions have been accounted for as purchases. All operations are currently located in North Texas. The Company is involved in the design and manufacture of multi-wire, fiber optic and rf/microwave circuit boards for sale and distribution throughout the United States.


 Subsequent recapitalization

 On November 18, 1999, the major stockholder and chairman of the Company signed a letter of intent with the president of ESPO's, an unrelated, publicly traded entity, whereby the Company would be recapitalized through a reverse acquisition merger with ESPO's INC (a public shell). Under the agreement, the Company agreed to cause its stockholders to exchange at least 99% of Company common stock for up to 5,500,000 shares of restricted common stock in ESPO's. The transaction was completed and consummated on December 21, 1999 (November 30, 1999 for accounting purposes) and retroactively applied to the financial statements presented herein. ESPO's capital structure after the recapitalization consisted of 5,481,947 shares of common stock distributed to the stockholders of the Company and 385,000 shares in public float or owned by the previous principals of ESPO's.

 Subsequent to closing the recapitalization, ESPO's elected new directors, officers and amended the articles of incorporation to permit preferred stock. The preferred stock of the Company was exchanged for the newly authorized preferred stock of ESPO's. See Note 13.


 Principles of consolidation

 All significant inter-company accounts and transactions have been eliminated in consolidation. The Company adopted November 30, the fiscal year end of ESPO's, as its year-end.

 Inventory and Revenue Recognition

 The Company's inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Revenue is recognized upon shipment of finished goods from an approved purchase order. See also Note 2.


 Property and equipment

 The majority of the Company's property and equipment was acquired through the purchase transactions described above and in Note 8. These assets are shown at their acquisition value (approximate fair market value) less accumulated depreciation. Subsequent acquisitions of property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the underlying assets ranging from 3 to 10 years. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold, or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts and any gains or losses are reflected in current operations.

 In addition, the Company periodically reviews all long-lived assets, including intangibles, in order to ascertain that the carrying value of the asset is recoverable. At November 30, 2000 management estimates that the net future cash flow from the use or disposal of certain long-lived assets is less than their carrying value and, therefore, impairment has occurred. For the year ending November 30, 2000 the Company recognized impairment expense of $536,330.


 Securities available for sale

 For the period ended November 30, 1999 the Company exchanged shares of a publicly traded company for Series B preferred stock, and at November 30, 1999, classified this asset as available for sale at its fair market value which was approximately its historic cost. The stock was subsequently sold and a gain of approximately $81,700 was recognized in the year ended November 30, 2000. See Note 13.


 Other assets

 Included in other assets are loan origination fees and goodwill. Loan origination fees are being amortized using the interest method over the expected life of the loan.

 Goodwill is the excess cost over fair value of net assets acquired. It originated from the Company's 1999 acquisition as discussed in Note 8 and is being amortized over 40 years using the straight-line method.

 Deferred income taxes

 Deferred taxes are calculated on temporary differences resulting from different financial and income tax reporting methods used to recognize income and expenses. These differences result primarily from the methods used to calculate depreciation, amortization, accrued vacation and the allowance for doubtful accounts. See Note 7.


 Concentration of risk

 The Company may, on occasion, have cash balances in bank accounts in excess of the federally insured limits. The Company has not experienced any losses from these accounts and management does not believe it has any significant risk related to these accounts.

 At November 30, 2000, there was approximately $600,000 of trade receivables due from two customers. This accounted for approximately 60% of trade receivables, including receivables factored with recourse. For the year ended November 30, 2000, sales to these two major customers accounted for approximately 37% and 24% of revenues with a cumulative total of approximately $5,600,000.

 At November 30, 1999, there was approximately $816,000 of trade receivables due from four customers. This accounted for approximately 67% of trade receivables, including receivables factored with recourse. For the five months ended November 30, 1999, sales to these four major customers accounted for approximately 26%, 19%, 12% and 8% of revenues with a cumulative total of approximately $2,534,000.

 At June 30, 1999, amounts due from five major customers, totaling approximately $760,000 accounted for approximately 78% of trade receivables, including receivables factored with recourse. For the year ended June 30, 1999, sales to three of these major customers accounted for approximately
 41%, 16%  and 11%  of  revenues with  a  cumulative total  of  approximately
 $3,400,000.

 In addition, the Company uses a factor for a select group of receivables. Due to the nature of the receivables factored, the Company accounts for these transactions as short-term borrowings. See Note 3.


 Earnings (loss) per share

 Basic earnings per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At November 30, 2000 and 1999 the weighted average number of shares outstanding was 6,167,093 and 5,484,463, respectively. At June 30, 1999, the weighted average number of shares outstanding was 5,481,947.

 Diluted earnings per share adds to the denominator those securities that if converted would cause a dilutive effect to the calculation. At November 30, 2000, 1999 and June 30, 1999, the weighted average number of shares outstanding was 6,167,093, and 5,511,093 and 5,490,848, respectively. For November 30, 1999 and June 30, 1999 the weighted average number of shares outstanding for the calculation of the diluted earnings per share include the number of shares vested in the employee stock option plan in the denominator on a weighted average basis.


 Use of estimates

 The preparation of financial statements requires management to make estimates and assumptions that effect the financial statements at, and during the reporting periods. Actual results could differ from these estimates.


 Cash equivalents

 For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


 Note 2 - Inventory

 Inventories consist primarily of the following:

                            November 31,         November 30,
                             ----------           ----------
                                2000                  1999
                             ----------           ----------
     Finished goods         $         -          $         -
     Work in progress           490,636              573,562
     Raw materials              549,463              322,880
                             ----------           ----------
     Total inventory        $ 1,040,099          $   896,442
                             ==========           ==========

 The Company utilizes batch processing for orders from clients that are part of an existing purchase and delivery contract. The Company only produces an amount sufficient to complete the order and provide for quality control inspections. Once a batch is complete, it is immediately shipped to the customer, thus eliminating the need to warehouse finished goods. Revenue is recognized upon shipment of merchandise by the Company.

 Note 3 - Trade Accounts Receivable

 Through two of the Company's subsidiaries the Company maintains an agreement to factor select accounts receivable with a financing company and accounts for the factored receivables as secured short-term borrowings. The Company receives 85% of the face amount of qualifying invoices and the remaining 15% is held by the factor as a reserve until the invoice is collected, whereby the reserve is then refunded to the Company less applicable fees. All invoices are factored with recourse to the Company. In addition, the Company believes the historic value of the accounts receivable presented below approximates their fair value.


 Accounts receivable consists of the following:


                                   November 30,         November 30,
                                    ----------           ----------
                                       2000                 1999
                                    ----------           ----------
 Accounts receivable - trade       $ 1,029,773          $ 1,118,450
 Allowance for bad debts               (31,622)             (22,931)
                                    ----------           ----------
 Trade accounts receivable, net    $   998,151          $ 1,095,519
                                    ==========           ==========


 Note 4 - Property and Equipment

 Property and equipment consist of the following:

                                   November 30,         November 30,
                                    ----------           ----------
                                       2000                  1999
                                    ----------           ----------
 Furniture and fixtures            $    67,945          $    55,707
 Computers                             267,850               67,633
 Vehicles                               48,136               47,520
 Production equipment                3,035,194            3,633,486
 Leasehold improvements                 88,017               88,017
                                    ----------           ----------
                                     3,507,142            3,892,363
 Less accumulated depreciation
   and amortization                  1,079,499              679,039
                                    ----------           ----------
                                   $ 2,427,643          $ 3,213,324
                                    ==========           ==========


 Depreciation expense for the year ended November 30, 2000 totaled $502,471 which was included in cost of sales for depreciation on production equipment. Amortization expense of intangible assets totaled approximately $143,015.

 Depreciation expense for the five months ended November 30, 1999 totaled $223,904 of which $192,676 was included in cost of sales for depreciation on production equipment. Amortization expense of intangible assets totaled approximately $13,700 for the five months ended November 30, 1999.

 Depreciation expense for the year ended June 30, 1999 totaled $399,660 of which $373,595 was included in cost of sales for depreciation on production equipment. Amortization expense of intangible assets totaled approximately $3,800.


 Note 5 - Short Term Borrowings, Lines of Credit and Notes Payable

 During the  year  ended  November 30,  2000  the  Company  restructured  the majority of  its  external  financing with  a  new  financing  company.  The financing company acquired its position from its predecessor and subsequently funded additional debt to the Company. At November 30, 2000 the financing company provided the following debt instruments to the Company and its subsidiaries:

      * An accounts receivable factoring arrangement with two subsidiaries whereby eligible accounts receivable are sold with resource to the financing company. The Company receives 85% of the invoiced amount. Upon receipt of payment the Company receives the remaining 15% less interest and fees. Interest accrues at the prime rate (9.5% @ November 30, 2000) plus 2% with the agreement maturing in October 2003. All accounts are considered current liabilities and classified as short-term borrowings on the November 30, 2000 balance sheet. The outstanding balances at November 30, 2000 totaled $770,920.

      * Equipment financing for the production equipment of a subsidiary. On October 4, 2000 the financing company loaned the Company $533,000 due in three years with payments computed on a five-year amortization. Payments are approximately $13,000 per month including interest which accrues at the greater of 13.5% or the prime rate plus 5%. The note has a demand feature therefore the entire balance is considered a current liability and is classified as a note payable on the November 30, 2000 balance sheet. The outstanding balance at November 30, 2000 was $515,233.

      * In addition, the financing company has provided a revolving inventory facility whereby a subsidiary of the Company can borrow against a percentage of eligible inventory value. Interest accrues at the greater of 13.5% or prime plus 5%, payable monthly. The agreement matures in October 2003 but due to the nature of the facility is considered a current liability and is classified as short term borrowings on the balance sheet. The outstanding balance at November 30, 2000 was $40,090.

 The collateral for these financing arrangements consist of all of the assets of the Company, guarantees by the ESPO's, all subsidiaries, the majority stockholder, and other corporate related parties which are related through common management or ownership.

 In addition, the Company has a note payable to an individual and at November 30, 2000 the balance due was $100,000. The note accrues interest at 10%, was due January 3, 2001 and has been extended to March 2, 2001 at which time all principal and accrued interest are due. The note is unsecured but the payee was awarded a stock purchase warrant whereby the payee could purchase up to 66,667 shares of ESPO's common stock at $1.50 per share. The warrant expires July 3, 2003. Based on the current financial performance of the Company and other factors including but not limited to current stock price, trading volume (public float) and overall volatility, management concludes that at November 30, 2000 the stock purchase warrant had no value.

 On March 25, 1999, a subsidiary of the Company entered in to an agreement for a line of credit with a financial institution. The agreement allowed borrowings of up to the greater of $1,500,000 or a set percentage of receivables and inventory. Interest was payable monthly with the principal due at maturity. At November 30, 1999, the outstanding balance on a line of credit with a subsidiary was $661,635 and classified as a current liability due to the violation of certain financial and negative covenants. This liability was replaced with the financing company discussed above. See Note 14.

 In addition, the Company has an uncollateralized line of credit with its major stockholder whereby the stockholder has agreed to provide funding in the event outstanding checks are presented to the bank and the Company has inadequate funds in its account. These advances are to be repaid upon the Company receiving adequate cash, an equity offering, or will be subsequently exchanged for preferred stock. The funds accrue interest at approximately 18% and at November 30, 2000 and 1999, the outstanding balance was $7,600 and $253,826, respectively.

 Note 6 - Long-term Debt

 Long-term debt consists of the following:

                                           November 30,       November 30,
                                           ----------          ----------
                                              2000                1999
                                           ----------          ----------
       Note payable to a shareholder
       due August 2002.  Interest
       accrues at 24% and is due
       at maturity.  The loan is
       collateralized by a partial
       second lien on certain assets
       of the Company.                    $    50,000         $    50,000

       Notes payable to an
       individual due May and June
       2001.  Interest accrues at
       24% and is payable monthly.
       The loan is collateralized by
       a subordinated lien on the
       Company's assets.                      275,000             275,000

       Note payable to the seller
       originating from purchase of
       assets, maturing March 2000.
       Interest accrues at the prime
       rate (9.5% at November 30,
       2000 and 8.25% at November
       30, 1999), plus 1%.  In
       July 1999, the note was
       restructured whereby the
       monthly payments were $26,610
       per month plus accrued
       interest payable through
       September 15, 2002. The note
       is uncollateralized, is
       guaranteed by the Company and
       a stockholder of the Company,
       and is subordinate to the
       financing company discussed
       in Note 5.                             640,429             640,429

       Note payable to a bank
       maturing March 2004. The
       note is payable in monthly
       installments of $586,
       including interest accrued
       at 9.74%. The note is
       collateralized by a Company
       vehicle.                                20,386              25,560

       Notes payable to a financial
       institution maturing July
       2000.  Interest accrued at
       the prime rate (9.5% at
       November 30, 2000 and 8.25%
       at November 30, 1999), plus
       4% and was payable in monthly
       installments of $7,750 plus
       accrued interest. The notes
       were replaced by the
       financing company debt
       discussed in Note 5.                         -             337,500

       Note payable to a financial
       institution maturing March
       2001. Interest accrued at the
       prime rate (9.5% at November
       30, 2000 and 8.25% at
       November 30, 1999), plus 3%
       and was payable in monthly
       installments of $6,000 plus
       accrued interest. The note
       was replaced by the financing
       company debt discussed in
       Note 5.                                      -             318,000

       Notes payable to a third
       party maturing January 1,
       2001. Interest accrued at 18%
       and was payable monthly. The
       notes were subsequently
       assumed by a related party
       whereby they were exchanged
       for preferred stock.                         -           1,214,254

       Note payable to a third party
       maturing September 30, 2000.
       The note is currently on a
       month to month status and is
       being renewed. Interest
       accrues at 17% and is payable
       monthly. The note is
       collateralized by a second
       lien on various corporate
       assets.                                250,000             250,000
                                           ----------          ----------
                                            1,235,815           3,110,743

       Less amounts classified as
        current                               530,243           1,229,464
                                           ----------          ----------
       Total long-term debt               $   705,572         $ 1,881,279
                                           ==========          ==========

 The minimum annual principal payments on long-term debt are as follows for the years ending November 30:


                    2001           $   530,243
                    2002               696,205
                    2003                 6,364
                    2004                 3,003
                    2005                     -
                 Thereafter                  -
                                    ----------
                                   $ 1,235,815
                                    ==========


 Note 7 - Income Taxes

 Due to losses generated during the periods ending November 30, 2000, and 1999 and June 30, 1999, the Company has available a net operating loss carryforward of approximately $6,475,000. In view of this loss and the uncertainty of the Company's near-term profitability, management has estimated the Company's current tax liability to be zero. The current estimated net operating losses will expire in the years 2013 through 2016.

 The estimated net deferred taxes consist of the following:


                                     November 30,       November 30,
                                    -----------        -----------
                                         2000               1999
                                    -----------        -----------
  Deferred tax asset               $  2,175,000       $  1,290,000
  Deferred tax asset valuation       (2,175,000)        (1,290,000)
    allowance
  Deferred tax liability                      -                  -
                                    -----------        -----------
                                   $          -       $          -
                                    ===========        ===========


 Note 8 - Cash Flow Information

 During the year ended November 30, 2000 the Company executed several major non-cash transactions. As discussed in Note 5 the Company replaced its commercial lender with a financing company. Approximately $1,300,000 of debt was transferred to the new financing company (See Note 5). The Company converted approximately $250,000 of the related party line of credit, approximately $1,200,000 long term debt and approximately $2,050,000 of related party long term into Series C preferred stock. In addition, the Company converted approximately $18,600 of accrued liabilities into 18,666 shares of common stock.

 During the five months ended November 30, 1999, the Company continued to receive cash advances from entities related through common ownership. As funds were advanced during the period, the amounts were added to existing notes payable. On October 15, 1999, two notes due to related entities were replaced with three new notes payable to third parties. In addition, the Company received 300,000 shares of stock in uniView Technologies Corporation with an estimated fair market value of $900,000 (see Notes 1 and 13). The Company subsequently sold 150,000 of these shares valued at $450,000 to a entity related through common ownership for forgiveness of existing debt, accrued interest and a future advance (other receivable) that was funded in December 1999. The replacement of the notes and the acquisition and sale of the stock were considered non-cash transactions.

 During the year ended June 30, 1999, the Company purchased certain assets of a high-tech manufacturing entity for $1,066,554 of debt plus royalties. The royalties were subsequently renegotiated as a series of payments totaling $500,000, payable at $25,000 each month over a 20 month period and are based on production and sales activity. In addition, the Company purchased a vehicle with approximately $28,000 of bank debt.

 On August 28, 1998, the board of directors amended the articles of incorporation authorizing 2,000,000 shares of preferred stock, including 3,000 shares of Series A Preferred Stock ("Preferred Stock") with a par value of $10. Pursuant to a letter of intent from four debt holders, approximately $2,330,000 of long-term debt and $125,000 of accrued interest were converted into 2,452 shares of Preferred Stock effective April 30, 1998. Subsequent to the reverse acquisition merger discussed in Note 1, these shares of preferred stock were exchanged for the current Series A preferred stock. See Note 13.

 Supplemental information

 Interest paid for the year ended November 30, 2000 and the five months ended November 30, 1999 and the year ended June 30, 1999 totaled approximately $600,000 and $180,000 and $260,000, respectively. The Company was not required to and did not pay any federal income taxes.


 Note 9 - Related Party Transactions

 As noted in Note 7, there are amounts included in long-term debt that are due to related parties. Accrued interest relating to these liabilities totaled approximately $41,000 and $108,000 for the year ended November 30, 2000, five months ended November 30, 1999 and the year ended June 30, 1999, respectively. At November 30, 1999 and June 30, 1999, accounts payable included approximately $165,000 and $200,000, respectively, due Winterstone Financial Services for consulting services. Winterstone is related to the Company through common ownership. Also see Note 5.

 Note 10 - Stock Compensation

 On February 28, 1998, the Board of Directors and management of the Company approved a stock-based compensation plan (the "Plan") for all individuals employed as of March 31, 1998. The original number of shares to be issued was approximately 1,145,000; however, through reverse stock splits, this has been decreased to approximately 114,500 shares. With the recapitalization and merger discussed in Note 1, the eligible employees participating in the plan became fully vested; however, as of November 30, 2000 no shares hove been issued. The Company accounts for the fair value of its grants under the Plan in accordance with FASB 123, Accounting for Stock-Based Compensation.

 During the term of the plan, the related compensation costs have been charged against income including $12,105 for the year ended November 30, 2000, $5,367 for the five months ended November 30, 1999 and $7,156 for the year ended June 30, 1999. The shares were valued at approximately $0.25 per share and is management's best estimate considering the Company's financial position, the life of the options, management's estimate of the expected price of the underlying stock once trading begins, the expected volatility of the stock, expected dividends and current risk-free interest rates. The liability to the eligible participants is considered a current liability and is included in accrued liabilities on the accompanying balance sheets. The employees do not have to contribute any capital to obtain the shares.


                              November 30,   November 30,     June 30,
                                -------        -------        -------
                                  2000          1999           1999
                                -------        -------        -------
      Shares outstanding
       at the beginning
       of the period            106,519        106,519        114,498
      Shares outstanding
       at the end of the
       period                   101,680        106,519        106,519
      Shares exercisable
       at the end of the
       period                   101,680         26,630         26,630
      Shares granted
       during the period              -              -              -
      Shares exercised
       during the period              -              -              -
      Shares forfeited
       during the period          4,839              -          7,979


 With the recapitalization and merger, each of the exercisable shares above can be converted into 2.25641 shares of ESPO's common stock. The total ESPO's common stock to be issued will be 229,432 shares.

 Note 11 - Commitments

 The Company rents office space, equipment and warehouse facilities under non-cancelable operating leases. Total rent expense was approximately $214,000 for the year ended November 30, 2000, $122,000 for the five months ended November 30, 1999 and was $440,000 for the year ended June 30, 1999. Future minimum lease payments are as follows for the years ending November 30:


                 2001                  $   376,853
                 2002                      182,519
                 2003                       99,210
                 2004                       84,424
                 2005                       32,330
                 Thereafter                      -
                                        ----------
                                       $   775,336
                                        ==========

 The Company has a royalty agreement to pay $375,000 that was to have been paid in full by March 2001. The agreement is subordinated to the debt owed the financing company discussed in Note 5 and therefore no payments were made during 2000 or 2001. The balance is classified as a current liability on the balance sheet.

 The Company has certain royalty agreements with a third party for sales of multi-wire boards. Total royalty expense was approximately $41,000 for the five months ended November 30, 1999, and $101,000 for the year ended June 30, 1999. The royalty agreement is for a ten-year period ending December 31, 2003 and is automatically extended for subsequent five-year periods. Either side may terminate at the end of the ten-year or five-year periods.

 Note 12 - Options and Warrants

 In conjunction with a financing agreement executed in October 1997, PI issued warrants for the purchase of 10% of the authorized number of shares of common stock for $2,000,000. The warrants are exercisable through October 22, 2002. Due to the estimated value of the underlying stock when the warrants were issued, the restricted nature of the warrants and the exercise price, the warrants have been estimated to have no significant value.

 On November 2, 2000, the Company granted three employees options to purchase Company stock for $1.00 per share. The options are fully vested and expire in November 2005 or upon the last day of their employment if prior to that date. Due to the restricted nature of the stock, the financial position of the Company, the limited public float the options have been estimated to have no significant value.


 Note 13 - Preferred Stock

 As discussed in Note 1, the Company completed a recapitalization through a reverse acquisition merger with ESPO's. Subsequent to the transaction, the board of directors authorized preferred stock by amendment to the Company's Articles of Incorporation. The preferred stock consists of 1,000,000 authorized shares with a par value of $0.01 and a redemption value of $1,000 per share. The redemption value is used solely for the calculation and payment of dividends as there is no mandatory redemption feature associated with this stock. Preferred stock consists of:

   Series A, 3,000 shares issued and outstanding with cumulative dividends paying 8% in year one, 10% in year two, 12% in year three, 14% in year four, and 16% yearly thereafter. Dividends are calculated on the redemption value of $1,000 per share. Series A was issued in exchange for all of the existing preferred stock of PI, the Series A stock redemption fund and the payables associated with the sinking fund and dividends declared but unpaid. The consummation of this transaction increased additional paid-in capital by approximately $2,225,000 and approximately $2,288,000 at November 30, 1999 and June 30, 1999, respectively, as the transaction has been retroactively applied to those periods.

   Series B, 900 shares authorized, 6% convertible stock with dividends payable quarterly in cash. The stock may be converted into 300,000 shares of common stock through 2004 at a conversion rate of $3.00 per share. The stock was issued in exchange for $900,000 of preferred subscribed and unissued stock which had been originally funded by the contribution of 300,000 shares in another publicly traded company valued at approximately $3.00 per share. The consummation of this transaction increased additional paid-in capital by $899,901 for all the periods presented as the transaction has been retroactively applied to these periods. During the year ended November 30, 2000, 90 shares were converted into 30,000 shares of common stock yielding 810 shares issued and outstanding at November 30, 2000.

   Series C, 10,000 shares authorized, 7,300 shares issued and outstanding. The dividends are cumulative, accurate at 12% of the redemption value per share and are payable monthly. The dividends and liquidation preferences are superior to all other classes of capital stock. The stock was issued to a related party in exchange for the assumption of approximately $3,560,000 of debt.


 Note 14 - Continued Operations

 At June 30, 1998, the Company's financial statements and key financial indicators presented a financial picture of an entity that had not been able to take advantage of certain economies of scale as expenses and liabilities outpaced earnings.

 On March 15, 1999, the Company facilitated the acquisition of certain assets of PC DYNAMICS CORPORATION ("PCD") by the Company's wholly owned subsidiary, PC DYNAMICS OF TEXAS, INC., and subsequently moved all manufacturing and corporate operations of the Company to the leased facility previously occupied by PCD. This move was viewed as an effort to apply corporate overhead to a larger manufacturing base.

 At June 30, 1999, the Company had completed the move and had ramped up operations and, shortly thereafter, initiated a limited second production shift. The Company was still requiring outside cash infusion, but mainly as a result of moving costs and costs associated with the acquisition.

 From June 30, 1999 through November 30, 1999, stockholders had advanced and loaned the Company approximately $800,000 to meet its cash requirements. During this period, the Company enacted a plan to upgrade quality control procedures in order to reduce waste and spoilage. These procedures were designed to improve manufacturing efficiency in an effort to help achieve operational profitability. The directors continued to seek additional equity funding and were optimistic that the reverse acquisition merger discussed in
 Note 1 would provide the needed capital platform to raise additional equity and continue operations.

 The accompanying financial statements were prepared as if the Company would continue as a going concern and, therefore, contemplates the realization of assets and the liquidation of liabilities in the normal course of business. If the Company is unable to continue to generate increased sales, increased profitability, or obtain additional equity participation to cover negative cash flows, a director and several related party stockholders have agreed to fund the capital requirements of the Company through November 30, 2001.

 For the year ended November 30, 2000 the Company continued to experience significant losses, had negative cash flow from operations, and had negative working capital. At November 30, 2000 the accumulated deficit was $6,741,549 and total equity was only slightly positive due to the conversion of debt to equity.

 Note 15 - Subsequent Events

 Subsequent to November 30, 2000 the Company authorized 5,000 shares of $0.01 par Series D Preferred Stock. The stock will pay 4% dividends computed on the liquidation value of $2,000 per share. Dividends will accrue on the first day of the fourth year after the date any shares of the Series D Preferred are first issued. The Series D shares are subordinate in liquidation to Series A, B, and C Preferred. On February 23, 2001 the Company sold and issued 350 shares for $350,000.

                               Part III

 Item 1. Index to Exhibits.

 Ex. 2.1   Agreement and Plan of Reorganization by and between Performance
                Interconnect Corp, its undersigned shareholders and Espo's
                Inc                                                          *
 Ex. 3.1   Certificate of Incorporation filed in the Office of the Secretary
                of State of the State of New York, November 29, 1990.        *
 Ex. 3.2   Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New
                York, July 17, 1998                                          *
 Ex. 3.3   Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New
                York, October 27, 1998.                                      *
 Ex. 3.4   Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New
                York, March 20, 2000.                                        *
 Ex. 3.5   Bylaws.                                                           *
 Ex. 4.1   Form of letter describing employee stock option plan.             *
 Ex. 4.2   Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred
                stock has not yet actually been issued.                      *
 Ex. 4.3   Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This
                preferred stock has not yet actually been issued.            *
 Ex. 4.4   Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation in
                exchange for its promissory notes.                           *
 Ex. 4.5   Warrant dated as of October 22, 1997, authorizing the purchase of
                4,000,000 shares of common stock of Performance Interconnect
                Corp. at $0.50 per share.                                    *
 Ex. 4.6   Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of
                Performance Interconnect Corp. through November 30, 2000.    *
 Ex. 4.7   Promissory Note dated June 7, 1999, in the principal sum of
                $75,000.00, by Performance Interconnect Corp. in favor of Gay
                Rowe.                                                        *
 Ex. 4.8   Promissory Note dated May 1, 1999, in the principal sum of
                $200,000.00, by Performance Interconnect Corp. in favor of
                Gay Rowe.                                                    *
 Ex. 4.9   Promissory Note dated August 31, 1997, in the principal sum of
                $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership
                formed to acquire I-Con Industries.)                         *
 Ex. 4.10  Security Agreement dated August 31, 1997, by and between Ed
                Stefanko, Secured Party, and Varga Investments, Inc., Debtor.
                 (Varga Investments was a limited partnership formed to
                acquire I-Con Industries.)                                   *
 Ex. 4.11  Letter agreement dated October 15, 1999, by Winterstone
                Management, Inc., and Performance Interconnect Corp,         *
 Ex. 4.12  Promissory Note dated October 15, 1999, in the principal sum of
                $619,477.88, by Performance Interconnect Corp. in favor of
                Nations Investment Corp., Ltd.                               *
 Ex. 4.13  Promissory Note dated October 15, 1999, in the principal sum of
                $594,777.69, by Performance Interconnect Corp. in favor of
                Nations Investment Corp.                                     *
 Ex. 4.14  Security Agreement dated June 30, 1999, by Winterstone Management
                Inc and Performance Interconnect  Corp.                      *
 Ex. 4.15  Note dated September 30, 1999, in the principal sum of
                $250,000.00, by Winterstone Management, Inc., in favor of
                Zion Capital, Inc.                                           *
 Ex. 4.16  Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in
                favor of FINOVA Capital Corporation.                         *
 Ex. 4.17  Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in
                favor of FINOVA Capital Corporation.                         *
 Ex. 4.18  Loan and Security Agreement dated as of August 12, 1998, by
                Performance Interconnect Corp. in favor of FINOVA Capital
                Corporation.                                                 *
 Ex. 4.19  Loan and Security Agreement dated March 25, 1999, by and between
                PC Dynamics of Texas, Inc., and FINOVA Capital Corporation. * Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas, Inc.,
                and FINOVA Capital Corporation.                              *
 Ex. 4.21  Subordination and Standstill Agreement dated March 25, 1999, among
                FINOVA Capital Corporation, M-Wave, Inc., and PC Dynamics of
                Texas, Inc.                                                  *
 Ex. 4.22  Environmental Certificate and Indemnity Agreement dated as of
                March 25, 1999, by PC Dynamics of Texas, Inc., in favor of
                FINOVA Capital Corporation.                                  *
 Ex. 4.23  Continuing Personal Guaranty dated March 25, 1999, by D. Ronald
                Allen, guaranteeing obligations of PC Dynamics of Texas,
                Inc., Borrower, to FINOVA Capital Corporation, Lender.       *
 Ex. 4.24  Continuing Corporate Guaranty dated March 25, 1999, by Associates
                Funding Group, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation,
                Lender.                                                      *
 Ex. 4.25  Continuing Limited Corporate Guaranty dated March 25, 1999, by JH
                &BC, Inc., guaranteeing obligations of PC Dynamics of Texas,
                Inc., Borrower, to FINOVA Capital Corporation, Lender.       *
 Ex. 4.26  Continuing Corporate Guaranty dated March 25, 1999, by Performance
                Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital
                Corporation, Lender.                                         *
 Ex. 4.27  Continuing Corporate Guaranty dated March 25, 1999, by Winterstone
                Management, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.*
 Ex. 4.28  Secured Promissory Note dated March 25, 1999, by PC Dynamics of
                Texas, Inc., in favor of FINOVA Capital Corporation.         *
 Ex. 4.29  Amended and Restated Purchase & Sale Agreement dated March 31,
                1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser.
                This is a sale of accounts receivable.                       *
 Ex. 10.1  Letter dated June 2, 1999, by Performance Interconnect Inc. to
                M-Wave Inc.                                                  *
 Ex. 10.2  Lease of upgrade Mark V Bearing Spindle Drill, S/N 128, dated
                11/12/97, by Excellon Automation Co. in favor of Winterstone
                Management, Inc. and I-Con Industries, Inc.                  *

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

   * Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1-158211) filed on April 12, 2000.

                              SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ESPO'S INC.


                     By   /s/ D. Ronald Allen
                     --------------------------
                     D. Ronald Allen, President

                     Date March 15, 2001