Form 10QSB
period 2001-02-28
ESPOS INC
filed 2001-04-13
CIK 1069562

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

      (Mark One)

       [   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES ACT OF 1934

                For the quarterly period ended ___________________

       [ X ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT

 For the transition period from December 1, 2000 to February 28, 2001 Commission file number 1-15821

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                               Not applicable.
                               ---------------
                   APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
             5,971,030 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                        Yes  [ X  ]  No  [   ]



                        PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements


                              Espo's Inc.
                      Consolidated Balance Sheets

 -------------------------------------------------------------------------------


                                                       February 28, November 30,
                                                           2001         2000
                                                        ----------   ----------
 ASSETS                                                (Unaudited)
 Current assets:
  Cash                                                 $    25,462  $    13,681
  Trade accounts receivable, net                           908,313      998,151
  Other receivables                                          7,201       21,489
  Inventory                                              1,256,459    1,040,099
  Prepaid expenses                                          44,625       62,491
                                                        ----------   ----------
          Total current assets                           2,242,060    2,135,911
                                                        ----------   ----------

 Property and equipment, net of depreciation             2,302,655    2,427,643

 Other assets:
  Goodwill, net of amortization                            494,832      498,038
  Loan origination fees, net of amortization                19,344       21,504
  Deposits                                                   9,086        7,280
                                                        ----------   ----------
                                                           523,262      526,822
                                                        ----------   ----------
          Total Assets                                 $ 5,067,977  $ 5,090,376
                                                        ==========   ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Short-term borrowings                                $   100,000  $   811,011
  Current maturities of long-term debt                     874,648      530,243
  Lines of credit and note payable                       2,167,279      622,833
  Current portion of royalty payable                       375,000      375,000
  Accounts payable                                       1,010,699    1,178,637
  Accrued expenses                                         728,791      692,178
                                                        ----------   ----------
          Total current liabilities                      5,256,417    4,209,902
                                                        ----------   ----------
 Noncurrent liabilities:
  Long-term debt                                           385,321      705,572

 Stockholders' equity (deficit):
  Preferred stock; par value $0.01; $1,000 per share
   redemption value; 1,000,000 shares authorized:
  Series A - 8% cumulative dividends increasing to
    10%, 12% and 14%, in successive years and 16%
    thereafter; 5,000 shares authorized, 3,000
    issued and outstanding                                      30           30
  Series B - convertible 6%; 900 shares authorized,
    810 shares issued and outstanding                            8            8
  Series C - 12% cumulative dividends; 10,000 shares
    authorized, 7,300 shares issued and outstanding             73           73
  Series D - 4% cumulative dividends; 5,000 shares
    authorized, 350 shares issued and outstanding                4            -
  Additional paid-in capital, preferred stock            6,947,110    6,597,114
  Common stock; par value $0.01, 25,000,000 shares
    authorized, 5,971,030 shares issued and outstanding     59,710       59,710
  Additional paid-in capital, common stock                 259,516      259,516
  Accumulated deficit                                   (7,840,211)  (6,741,549)
                                                        ----------   ----------
          Total stockholders' equity (deficit)            (573,761)     174,902
                                                        ----------   ----------
          Total Liabilities and Stockholders' Equity   $ 5,067,977  $ 5,090,376
                                                        ==========   ==========

        The accompanying notes are an integral part of the consolidated financial statements.


                                  Espo's Inc.
                    Consolidated Statements of Operations

 --------------------------------------------------------------------------

                                                  Three           Three
                                               Months Ended    Months Ended
                                               February 28,    February 28,
                                                   2001            2000
                                               (Unaudited)     (Unaudited)
                                                ----------      ----------
   Net sales                                   $ 1,388,242     $ 1,998,840

   Cost of sales                                 1,658,036       2,008,752
                                                ----------      ----------
   Gross profit (loss)                            (269,794)         (9,912)

   Expenses:
    General and administrative                     499,905         490,510
    Depreciation and amortization                    7,420           5,427
                                                ----------      ----------
                                                   507,325         495,937
                                                ----------      ----------
   Loss from operations                           (777,119)       (505,849)
                                                ----------      ----------
   Other income (expense):
    Interest expense                               (89,043)       (180,214)
    Miscellaneous income (expense)                       -          80,351
                                                ----------      ----------
                                                   (89,043)        (99,863)
                                                ----------      ----------
   Income (loss) before provision
    for income taxes                              (866,162)       (605,712)

   Provision for income taxes                            -               -
                                                ----------      ----------
   Net loss                                    $  (866,162)    $  (605,712)
                                                ==========      ==========

   Loss available to common stock              $(1,098,662)    $  (670,512)
                                                ==========      ==========

   Loss per share - basic                      $     (0.18)    $     (0.11)
                                                ==========      ==========

   Loss per share - diluted                    $     (0.18)    $     (0.11)
                                                ==========      ==========

        The accompanying notes are an integral part of the consolidated financial statements.


                               Espo's Inc.
                  Consolidated Statements of Cash Flows

 -------------------------------------------------------------------------------

                                                         Three         Three
                                                      Months Ended  Months Ended
                                                      February 28,  February 29,
                                                          2001          2000
                                                      (Unaudited)    (Unaudited)
                                                        ---------     ---------
 Cash flows from operating activities:
  Net loss                                             $ (866,162)   $ (605,712)
                                                        ---------     ---------
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         138,837       100,755
    Loss on disposal of assets                                  -           312
    Changes in operating assets and liabilities:
     Decrease in  marketable security                           -       320,000
     (Increase) decrease in  trade accounts receivable     89,838       222,948
     (Increase) decrease in other receivables              14,288       105,339
     (Increase) decrease in inventory                    (216,360)        7,262
     (Increase) decrease in prepaid expenses               17,866        (8,923)
     (Increase) decrease in other assets                   (1,806)            -
     Increase in accounts payable                        (167,938)     (116,411)
     Increase (decrease) in accrued expenses               36,613       (23,221)
                                                        ---------     ---------
       Total adjustments                                  (88,662)      608,061
                                                        ---------     ---------
   Net cash provided by (used in) operating activities   (954,824)        2,349
                                                        ---------     ---------
 Cash flows from investing activities:
   Acquisition of property and equipment                   (8,483)      (16,145)
                                                        ---------     ---------
 Cash flows from financing activities:
   Dividends paid                                        (232,500)      (64,800)
   Net proceeds from short-term borrowing                 833,435      (479,812)
   Proceeds from long-term debt                            24,154       565,159
   Proceeds from sale of stock                            350,000             -
                                                        ---------     ---------
    Net cash provided by financing activities             975,089        20,547
                                                        ---------     ---------
 Increase (decrease) in cash                               11,781         6,751

 Cash, beginning of period                                 13,681             -
                                                        ---------     ---------
 Cash, end of period                                   $   25,462    $    6,751
                                                        =========     =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                 ESPO's, Inc.
                  Notes to Consolidated Financial Statements
                        February 28, 2001 (Unaudited)


 BASIS OF PRESENTATION

      The interim financial statements and summarized notes included herein were prepared in accordance with generally accepted accounting principals for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with generally accepted accounting principals were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Report 10KSB40 filed March 15, 2001. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.


 INVENTORY

      Inventories consist primarily of the following:

                              February 28,      November 30,
                                  2001              2000
                               (Unaudited)
                             --------------     -------------
       Finished goods       $             -    $            -
       Work in progress             759,265           490,636
       Raw materials                497,194           549,463
                             --------------     -------------
       Total inventory      $     1,256,459    $    1,040,099
                             ==============     =============


 EARNINGS (LOSS) PER SHARE

 Basic earnings per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At February 28, 2001 and February 29, 2000 the weighted average number of shares outstanding was 5,971,030 and 5,886,727, respectively.

 Diluted earnings per share adds to the denominator those securities that if converted would cause a dilutive effect to the calculation. To compute the weighted average number of shares outstanding for the calculation of the diluted earnings per share, the number of shares vested in the employee stock option plan must be included in the denominator on a weighted average basis. At February 28, 2001 and February 29, 2000, the weighted average number of shares outstanding were 6,167,093 and 5,913,352, respectively.

 Item 2.   Management's Discussion and Analysis

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

                The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended February 28, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the three months ended February 28, 2001.

           Results of Operations

                Revenue Sales for the quarter ended February 28, 2001 were $1,388,242, a decrease of 30.55% over sales of $1,998,840 for the comparable period in 2000. The quarter ended February 28, 2001 reflects the general weakness in the economy during this period. In addition, this also reflects significant reduction in orders by one customer due to over stocking and weak demand. It is believed that demand for the company's products will resume its growth, generating future revenue growth for the Company above the levels attained in the year ended November 30, 2000.

                Gross Profit Gross loss for the quarter ended February 28, 2001 was $269,794, versus a gross loss of $9,912 in the same period last year. This reflects the unabsorbed factory overhead due to lower sales volume.

                Operating Expenses For the quarter ended February 28, 2001 operating expenses were $507,325 compared to $495,937 for the comparable quarter of 2000. These expenses should remain relatively constant for the remainder of the year.

                Other Income and Expenses At the February 28, 2001 quarter net other expense was $89,043, compared to $99,863 for the prior year. This reflects the reduced interest expense as debt was converted to equity during the previous year and the effect of the gain on marketable securities in the previous year.

                Liquidity and Cash Resources For the quarter ended February 28, 2001 The Company reported a net loss of $866,162, as compared to the loss of $605,712 reported for the comparable period in 2000. The Company expects to become profitable in the third or fourth quarter of this year ended November 30, 2001 based upon anticipated increases in sales.

                Cash resources of $954,825 were used for operations for the three months ended February 28, 2001, with investment in property and equipment using $8,483, for a total usage of $963,308. The prior year amounts were $2,349 cash from operations, and $16,145 for investment, totaling $13,796. During the current fiscal year these needs were met primarily through debt financing and issuance of preferred stock, while needs for the prior year were provided primarily by debt financing.


                                     Other Matters

           Cash Flow

                      During the three  months ended February  28, 2001,  The
           Company did  not achieve  a positive  cash flow  from  operations.
           Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.

                          PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds

      During the period December 1, 2000, through February 28, 2001, the Company sold Series D Preferred Stock at a total purchase price of $350,000 in a limited offering to eight individual accredited investors. This Series D Preferred Stock was issued at $1,000 per share, with a redemption value of $2,000 per share. The stock pays no dividends during the first three years after issue. After the first three years the stock pays dividends at the rate of 4% based on the redemption value. It can be converted to common stock at any time at the option of the holder at a price of $3 per share of common, based on the redemption value of the preferred. (Thus, since each share of Series D Preferred has a redemption value of $2,000, it can be converted into 666 2/3 shares of the Company's common stock.)

      The proceeds were used for working capital.

      If the Series D Preferred Stock is converted into Common Stock, it will have an effect on the existing Common Stock equivalent to the issuance of new stock at a price of $3 per share. If the Series D Preferred Stock is not converted into Common Stock, then, beginning three years from the date of issue of the Series D Preferred the Common Stock's right to participate in dividends will be deferred until after the payment of all dividends due on the Series D Preferred (as well as all dividends due on the other Preferred previously issued).


 Item 6. Exhibits

 Ex. 2.1 Agreement and Plan of Reorganization by and between Performance Interconnect Corp, its undersigned shareholders and Espo's Inc
 Ex. 3.1 Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, November 29, 1990.
 Ex. 3.2 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, July 17, 1998.
 Ex. 3.3 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, October 27, 1998.
 Ex. 3.4 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, March 20, 2000.
 Ex. 3.5   Bylaws.
 Ex. 4.1   Form of letter describing employee stock option plan.
 Ex. 4.2 Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred stock has not yet actually been issued.
 Ex. 4.3 Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This preferred stock has not yet actually been issued.
 Ex. 4.4 Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation in exchange for its promissory notes.
 Ex. 4.5 Warrant dated as of October 22, 1997, authorizing the purchase of 4,000,000 shares of common stock of Performance Interconnect Corp. at $0.50 per share.
 Ex. 4.6 Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of Performance Interconnect Corp. through November 30, 2000.
 Ex. 4.7 Promissory Note dated June 7, 1999, in the principal sum of $75,000.00, by Performance Interconnect Corp. in favor of Gay Rowe.
 Ex. 4.8   Promissory Note  dated  May  1, 1999,  in  the  principal  sum  of
           $200,000.00, by  Performance Interconnect  Corp. in  favor of  Gay
           Rowe.
 Ex. 4.9 Promissory Note dated August 31, 1997, in the principal sum of $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire I-Con Industries.)
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire I-Con Industries.)
 Ex. 4.11 Letter agreement dated October 15, 1999, by Winterstone Management, Inc., and Performance Interconnect Corp.
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of $619,477.88, by Performance Interconnect Corp. in favor of Nations Investment Corp., Ltd.
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of $594,777.69, by Performance Interconnect Corp. in favor of Nations Investment Corp.
 Ex. 4.14 Security Agreement dated June 30, 1999, by Winterstone Management Inc and Performance Interconnect Corp.
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of $250,000.00, by Winterstone Management, Inc., in favor of Zion Capital, Inc.
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor of FINOVA Capital Corporation.
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor of FINOVA Capital Corporation.
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by Performance Interconnect Corp. in favor of FINOVA Capital Corporation.
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.
 Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC Dynamics of Texas, Inc.
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of March 25, 1999, by PC Dynamics of Texas, Inc., in favor of FINOVA Capital Corporation.
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald Allen, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates Funding Group, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH &BC, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone Management, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.
 Ex. 4.28 Secured Promissory Note dated March 25, 1999, by PC Dynamics of Texas, Inc., in favor of FINOVA Capital Corporation.
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31, 1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser. This is a sale of accounts receivable.
 Ex. 4.30 *Description of Series D Preferred Stock
 Ex. 10.1 Letter dated June 2, 1999, by Performance Interconnect Inc. to M-Wave Inc.
 Ex. 10.2  Lease of  upgrade Mark  V Bearing  Spindle Drill,  S/N 128,  dated
           11/12/97, by Excellon Automation Co. in favor of Winterstone Management, Inc. and I-Con Industries, Inc.
 Ex. 10.3 Equipment Lease Agreement dated 5/15/98 by Excellon Automation Co., in favor of Performance Interconnect, Inc.
 Ex. 10.4 Guaranty by D. Ronald Allen of amounts set forth in Excellon Lease Agreement dated May 15, 1998.
 Ex. 10.5 Agreement dated as of March 15, 1999, between PC Dynamics, Corporation, and PC Dynamics of Texas, Inc.
 Ex. 10.6 Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor of PC Dynamics Corporation.
 Ex. 10.7 Guaranty dated as of March 15, 1999, by Performance Interconnect Corp. in favor of PC Dynamics Corporation.
 Ex. 10.8 Assumption of Liabilities dated March 15, 1999, by PC Dynamics of Texas, Inc., in favor of PC Dynamics Corporation.
 Ex. 10.9 Royalty Agreement dated March 15, 1999, between PC Dynamics Corporation and PC Dynamics of Texas, Inc.
 Ex. 10.10 Promissory Note  dated March  15, 1999,  in the  principal sum  of
           $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics Corporation.
 Ex. 10.11 Lease dated  as of  March 25,  1999, by  PC Dynamics  Corporation,
           Landlord, and PC Dynamics of Texas, Inc., Tenant.
 Ex. 10.12 Promissory Note  dated March  15, 1999,  in the  principal sum  of
           $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics Corporation.
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of  M-Wave
           (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance Interconnect.
 Ex. 21    Subsidiaries of the Company

       *   Filed herewith.

           All other Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1-158211) filed on April 12, 2000, except if noted otherwise.




                              SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ESPO'S INC.

 Date: April 13, 2001                    By: /s/ D. Ronald Allen
                                             --------------------------
                                             D. Ronald Allen, President