Form 10QSB
period 2001-05-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2001-07-16
CIK 1069562

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

 For the transition period from February 28, 2001 to May 31, 2001 Commission file number 1-15821


                      Integrated Performance Systems Inc.
                ----------------------------------------------
                (Name of Small Business Issuer in its charter)


                  New York                            11-3042779
 ----------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification  No.)

                   10501 FM 720 East, Frisco, Texas  75035
 ----------------------------------------------------------------------------
                   (Address of principal executive offices)

                  (Issuer's telephone number) (972) 381-1212

                           Former name: Espo's Inc.
 (Former name, former address and former fiscal year, if changed since last report)


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

             6,013,530 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                        Yes  [ X  ]  No  [   ]

                        PART 1-FINANCIAL INFORMATION

Item 1.  Financial Statements


          Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                         Consolidated Balance Sheets

 -----------------------------------------------------------------------------

                                                      May 31      November 30,
                                                  -------------   ------------
                                                       2001           2000
                                                  -------------   ------------
 ASSETS                                            (Unaudited)
 Current assets:
  Cash                                           $        1,761  $      13,681
  Trade accounts receivable, net                      1,001,907        998,151
  Other receivables                                       5,623         21,489
  Inventory                                           1,092,711      1,040,099
  Prepaid expenses                                       55,489         62,491
                                                  -------------   ------------
          Total current assets                        2,157,491      2,135,911
                                                  -------------   ------------
 Property and equipment, net of depreciation          2,207,971      2,427,643
                                                  -------------   ------------
 Other assets:
  Goodwill, net of amortization                         491,626        498,038
  Loan origination fees, net of amortization             17,356         21,504
  Deposits                                                9,969          7,280
                                                  -------------   ------------
                                                        518,951        526,822
                                                  -------------   ------------
          Total assets                           $    4,884,413  $   5,090,376
                                                  =============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Notes payable and short-term borrowings        $    1,575,204  $   1,426,244
  Accounts payable                                    1,205,080      1,178,637
  Accrued expenses                                    1,019,246        692,178
  Royalty payable                                       375,000        375,000
  Current maturities of long-term debt                  879,779        530,243
  Line of credit - related party                        946,195          7,600
  Note payable - related party                          229,272              -
                                                  -------------   ------------
          Total current liabilities                   6,229,776      4,209,902
                                                  -------------   ------------
 Noncurrent liabilities:
  Long-term debt, net of current maturities             383,897        705,572
                                                  -------------   ------------
 Stockholders' equity (deficit):
  Preferred stock; par value $0.01; 1,000,000
    shares authorized:
   Series A - 8% cumulative dividends increasing
     to 10% in 2000; $1,000 per share redemption
     value; 5,000 shares authorized, 3,000
     issued and outstanding                                  30             30
   Series B - convertible 6%; $1,000 per share
     redemption value; 900 shares authorized,
     810 shares issued and outstanding                        8              8
   Series C - 12% cumulative dividends; $1,000
     per share redemption value; 10,000 shares
     authorized, 7,300 shares issued and
     outstanding                                             73             73
   Series D - 4% cumulative dividends; $2,000
     per share redemption value; 5,000 shares
     authorized, 550 shares issued and
     outstanding                                              6              -
  Additional paid-in capital, preferred stock         6,073,311      5,981,317
  Common stock; par value  $0.01; 25,000,000
    shares authorized, 6,013,530 shares
    issued and outstanding                               60,135         59,710
  Additional paid-in capital, common stock              444,091        359,516
  Accumulated deficit                                (8,306,914)    (6,225,752)
                                                  -------------   ------------
          Total stockholders' equity (deficit)       (1,729,260)       174,902
                                                  -------------   ------------
          Total liabilities and stockholders'
            equity (deficit)                     $    4,884,413  $   5,090,376
                                                  =============   ============


        The accompanying notes are an integral part of the consolidated financial statements.



         Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                    Consolidated Statements of Operations

 ------------------------------------------------------------------------------------------------

                                        Three           Three            Six             Six
                                     Months Ended    Months Ended    Months Ended    Months Ended
                                     May 31, 2001    May 31, 2000    May 31, 2001    May 31, 2000
                                      ----------      ----------      ----------      ----------
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

  Net sales                          $ 1,989,340     $ 2,307,581     $ 3,377,582     $ 4,306,421

  Cost of sales                        2,324,659       2,266,287       3,982,695       4,275,039
                                      ----------      ----------      ----------      ----------
  Gross profit (loss)                   (335,319)         41,294        (605,113)         31,382
                                      ----------      ----------      ----------      ----------
  Expenses:
    General and administrative           709,127         587,760       1,209,032       1,078,270
    Depreciation and amortization          7,420          13,391          14,840          18,818
    Loss on disposal of equipment              -             451               -             451
                                      ----------      ----------      ----------      ----------
                                         716,547         601,602       1,223,872       1,097,539
                                      ----------      ----------      ----------      ----------
  Loss from operations                (1,051,866)       (560,308)     (1,828,985)     (1,066,157)
                                      ----------      ----------      ----------      ----------
  Other income (expense):
    Interest expense                    (163,209)       (201,252)       (252,252)       (381,466)
    Miscellaneous income (expense)            75            (388)             75          79,963
                                      ----------      ----------      ----------      ----------
                                        (163,134)       (201,640)       (252,177)       (301,503)
                                      ----------      ----------      ----------      ----------
  Loss before provision
    for income taxes                  (1,215,000)       (761,948)     (2,081,162)     (1,367,660)

  Provision for income taxes                   -               -               -               -
                                      ----------      ----------      ----------      ----------
  Net loss                           $(1,215,000)    $  (761,948)    $(2,081,162)    $(1,367,660)
                                      ----------      ----------      ----------      ----------
  Loss available to common stock     $(1,447,500)    $  (848,948)    $(2,546,162)    $(1,519,460)
                                      ----------      ----------      ----------      ----------
  Loss per share - basic             $     (0.24)    $     (0.14)    $     (0.43)    $     (0.26)
                                      ----------      ----------      ----------      ----------
  Loss per share - diluted           $     (0.24)    $     (0.14)    $     (0.43)    $     (0.26)
                                      ----------      ----------      ----------      ----------


        The accompanying notes are an integral part of the consolidated financial statements.



         Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                     Consolidated Statements of Cash Flows

 ------------------------------------------------------------------------------------

                                                             Six          Year Ended
                                                        Months Ended     November 30,
                                                        May 31, 2001         2000
                                                         (Unaudited)
                                                         -----------      -----------
 Cash flows from operating activities:
 Net loss                                               $ (2,081,162)    $ (2,675,890)
                                                         -----------      -----------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                            265,044          645,486
    Issuance of common stock for services                     85,000                -
    Impairment expense                                             -          536,330
    Gain on sale of securities                                     -          (81,695)
    Changes in operating assets and liabilities:
      (Increase) decrease in  trade accounts receivable       (3,756)          97,368
      Decrease in other receivables                           15,866           92,704
      Increase in inventory                                  (52,612)        (143,657)
      (Increase) decrease in prepaid expenses                  7,002          (27,098)
      (Increase) decrease in other assets                     (2,689)         (21,123)
      Increase (decrease) in accounts payable                 26,443          (65,026)
      Increase in accrued expenses                           327,069           68,946
                                                         -----------      -----------
        Total adjustments                                    667,367        1,102,235
                                                         -----------      -----------
 Net cash used in operating activities                    (1,413,795)      (1,573,655)
                                                         -----------      -----------
 Cash flows from investing activities:
   Acquisition of property and equipment                     (34,812)        (186,547)
   Proceeds from sale of securities                                -          531,695
                                                         -----------      -----------
 Net cash provided by (used in) investing activities         (34,812)         345,148
                                                         -----------      -----------
 Cash flows from financing activities:
   Proceeds from sale of stock                               557,000           25,000
   Return of capital                                        (465,000)        (615,797)
   Proceeds from notes payable and short-term borrowings   3,726,786        8,903,822
   Payments on notes payable and short-term borrowings    (3,577,825)      (9,170,311)
   Proceeds from long-term debt                               30,000        2,097,048
   Payments on long-term debt                                 (2,140)          (5,174)
   Proceeds from line of credit - related party            1,175,197            7,600
   Payments on line of credit - related party               (236,602)               -
   Proceeds from note payable - related party                229,271                -
                                                         -----------      -----------
 Net cash provided by financing activities                 1,436,687        1,242,188
                                                         -----------      -----------
 Increase (decrease) in cash                                 (11,920)          13,681

 Cash, beginning of period                                    13,681                -
                                                         -----------      -----------
 Cash, end of period                                    $      1,761     $     13,681
                                                         ===========      ===========


        The accompanying notes are an integral part of the consolidated financial statements.



         Integrated Performance Systems, Inc. (Formerly ESPO's, Inc.)
                  Notes to Consolidated Financial Statements
                           May 31, 2001 (Unaudited)


 BASIS OF PRESENTATION

 The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Report 10KSB40 filed March 15, 2001. These interim financial statements and notes hereto reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.


 INVENTORY

 Inventories consist primarily of the following:


                                  May 31,        November 30,
                                   2001              2000
                                 ---------        ----------
                                (Unaudited)

              Finished goods    $        -       $         -
              Work in progress     690,557           490,636
              Raw materials        402,154           549,463
                                 ---------        ----------
              Total inventory   $1,092,711       $ 1,040,099
                                 =========        ==========


 EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At May 31, 2001 and 2000, the weighted average number of shares outstanding was 5,989,011 and 5,891,865, respectively, for the first half and 6,006,601 and 5,896,947, respectively, for the second quarter.

 Diluted earnings (loss) per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. To compute the weighted average number of shares outstanding for the calculation of the diluted earnings (loss) per share, the number of shares vested in the employee stock option plan must be included in the denominator on a weighted average basis. At May 31, 2001 and 2000, the weighted average number of shares outstanding were 6,518,443 and 5,908,104, respectively, for the six months.



Item 2.  Management's Discussion and Analysis


 Forward Looking Statements

      This filing may contain "Forward Looking Statements" which are the Company's expectations, plans and projections, which may or may not materialize and which are subject to various risks and uncertainties, including statements concerning expected income and expenses, and the adequacy of the Company's sources of cash to finance its current and future operations. When used in this filing, the words "plans," "believes," "expects," "projects," "targets," "anticipates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from the Company's expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; change in product mix; and the timely development and acceptance of new products. These forward-looking statements speak only as of the date of this filing. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in its expectations or any change in events, conditions or circumstances on which any such statement may be based except as may be otherwise required by the securities laws.

 Overview

      Integrated Performance Systems, Inc. (formerly ESPO's Inc.) (the "Company") is a contract manufacturer of quality, high performance circuit boards and is located in Frisco, Texas, just north of Dallas. The Company's products are used in computers, communication equipment, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended May 31, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the six months ended May 31, 2001.

 Results of Operations

      Revenue Sales for the six months ended May 31, 2001 were $3,377,582, a decrease of 21.57% over sales of $4,306,421 for the comparable period in 2000. Sales for the quarter ended May 31, 2001 were $1,989,340, a decrease of 13.79% over sales of $2,307,581 for the comparable period in 2000. The six months ended May 31, 2001 reflects the general weakness in the economy during this period. In addition, this also reflects significant reduction in orders by one customer due to over stocking and weak demand. The demand for the Company's products resumed its growth during this quarter as indicated by the backlog of unshipped orders. Backlog of unshipped orders at May 31, 2001 was $3,181,613 versus $2,160,047 at May 31, 2000, or an increase of 47.29%, indicating a stronger second half for the Company.

      Gross Profit Cost in excess of sales for the six months ended May 31, 2001 was $605,113, versus a gross profit of $31,382 in the same period last year. For the quarter ended May 31, 2001, the cost in excess of sales was $335,319 compared to a gross profit of $41,294 for the quarter ended May 31, 2000. This reflects the unabsorbed factory overhead due to lower sales volume.

      Operating Expenses For the quarter ended May 31, 2001 operating expenses were $716,547 compared to $601,602 for the comparable quarter of 2000. For the six-month periods, expenses were $1,223,872 and $1,097,539, respectively. These expenses should remain relatively constant for the remainder of the year.

      Other Income and Expenses For the May 31, 2001 quarter, net other expense was $163,134 compared to $201,640 for the prior year. For the six month periods, net other expense was $252,177 for 2001 versus $301,503 for 2000. This reflects the reduced interest expense as debt was converted to equity during the previous year and the effect of the gain on marketable securities in the previous year.

      Liquidity and Cash Resources For the six months ended May 31, 2001, the Company reported a net loss of $2,081,162, as compared to the loss of $1,367,660 reported for the comparable period in 2000. The Company expects to become profitable in the third or fourth quarter of this year ending November 30, 2001, based upon anticipated increases in sales.

      Cash resources of $1,413,795 were used for operations for the six months ended May 31, 2001, with investment in property and equipment using $34,812, for a total usage of $1,448,607. The prior year amounts were $1,573,655 cash used for operations, and $345,148 from investment, totaling $1,228,507 used. During the current fiscal year, these needs were met primarily through debt financing and issuance of preferred stock, while needs for the prior year were provided primarily by debt financing.


                                Other Matters

 Cash Flow

 During the six months ended May 31, 2001, the Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.


                   PART II-OTHER INFORMATION

Item 6. Exhibits


 Ex. 2.1 Agreement and Plan of Reorganization by and between Performance Interconnect Corp, its undersigned shareholders and Espo's Inc *
 Ex. 3.1   Certificate of Incorporation filed in the Office of the  Secretary
           of State of the State of New York, November 29, 1990.            *
 Ex. 3.2 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
           July 17, 1998.                                                   *
 Ex. 3.3 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
           October 27, 1998.                                                *
 Ex. 3.4 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
           March 20, 2000.                                                  *
 Ex. 3.5   Bylaws.                                                          *
 Ex. 3.6   Certificate  of  Amendment  of  the  Certificate  of Incorporation
           dated March 30, 2001, filed April 4, 2001.                     ***
 Ex. 4.1   Form of letter describing employee stock option plan.            *
 Ex. 4.2 Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred stock
           has not yet actually been issued.                                *
 Ex. 4.3 Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This preferred stock has not yet
           actually been issued.                                            *
 Ex. 4.4 Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation in
           exchange for its promissory notes.                               *
 Ex. 4.5 Warrant dated as of October 22, 1997, authorizing the purchase of 4,000,000 shares of common stock of Performance Interconnect Corp.
           at $0.50 per share.                                              *
 Ex. 4.6 Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of Performance
           Interconnect Corp. through November 30, 2000.                    *
 Ex. 4.7 Promissory Note dated June 7, 1999, in the principal sum of $75,000.00, by Performance Interconnect Corp. in favor of Gay
           Rowe.                                                            *
 Ex. 4.8   Promissory Note  dated  May  1, 1999,  in  the  principal  sum  of
           $200,000.00, by  Performance Interconnect  Corp. in  favor of  Gay
           Rowe.                                                            *
 Ex. 4.9 Promissory Note dated August 31, 1997, in the principal sum of $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire
           I-Con Industries.)                                               *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire I-
           Con Industries.)                                                 *
 Ex. 4.11  Letter  agreement   dated  October   15,  1999,   by   Winterstone
           Management, Inc., and Performance Interconnect Corp.             *
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of $619,477.88, by Performance Interconnect Corp. in favor of Nations
           Investment Corp., Ltd.                                           *
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of $594,777.69, by Performance Interconnect Corp. in favor of Nations
           Investment Corp.                                                 *
 Ex. 4.14  Security Agreement dated June 30, 1999, by Winterstone  Management
           Inc and Performance Interconnect  Corp.                          *
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of $250,000.00, by Winterstone Management, Inc., in favor of Zion
           Capital, Inc.                                                    *
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor of
           FINOVA Capital Corporation.                                      *
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor of
           FINOVA Capital Corporation.                                      *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by Performance Interconnect Corp. in favor of FINOVA Capital
           Corporation.                                                     *
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between PC Dynamics of Texas, Inc., and FINOVA Capital Corporation. *
 Ex. 4.20  Loan Schedule dated March 25, 1999, by PC Dynamics of Texas, Inc.,
           and FINOVA Capital Corporation.                                  *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC Dynamics of
           Texas, Inc.                                                      *
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of March 25, 1999, by PC Dynamics of Texas, Inc., in favor of FINOVA
           Capital Corporation.                                             *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
           Borrower, to FINOVA Capital Corporation, Lender.                 *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates Funding Group, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH &BC, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc.,
           Borrower, to FINOVA Capital Corporation, Lender.                 *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone Management, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.28  Secured Promissory Note dated  March 25, 1999,  by PC Dynamics  of
           Texas, Inc., in favor of FINOVA Capital Corporation.             *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31, 1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser. This is
           a sale of accounts receivable.                                   *
 Ex. 4.30  Description of Series D Preferred Stock                         **
 Ex. 10.1  Letter  dated  June 2, 1999,  by  Performance Interconnect Inc. to
           M-Wave Inc.                                                      *
 Ex. 10.2  Lease of  upgrade Mark  V Bearing  Spindle Drill,  S/N 128,  dated
           11/12/97, by  Excellon  Automation  Co. in  favor  of  Winterstone
           Management, Inc. and I-Con Industries, Inc.                      *
 Ex. 10.3  Equipment Lease  Agreement dated  5/15/98 by  Excellon  Automation
           Co., in favor of Performance Interconnect, Inc.                  *
 Ex. 10.4  Guaranty by D. Ronald Allen of amounts set forth in Excellon Lease
           Agreement dated May 15, 1998.                                    *
 Ex. 10.5  Agreement dated  as  of  March  15,  1999,  between  PC  Dynamics,
           Corporation, and PC Dynamics of Texas, Inc.                      *
 Ex. 10.6  Guaranty dated as of March 15,  1999, by D. Ronald Allen in  favor
           of PC Dynamics Corporation.                                      *
 Ex. 10.7  Guaranty dated as of March  15, 1999, by Performance  Interconnect
           Corp. in favor of PC Dynamics Corporation.                       *
 Ex. 10.8  Assumption of Liabilities dated March 15, 1999,  by PC Dynamics of
           Texas, Inc., in favor of PC Dynamics Corporation.                *
 Ex. 10.9  Royalty Agreement  dated  March  15,  1999,  between  PC  Dynamics
           Corporation and PC Dynamics of Texas, Inc.                       *
 Ex. 10.10 Promissory Note  dated March  15, 1999,  in the  principal sum  of
           $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics
           Corporation.                                                     *
 Ex. 10.11 Lease dated  as of  March 25,  1999, by  PC Dynamics  Corporation,
           Landlord, and PC Dynamics of Texas, Inc., Tenant.                *
 Ex. 10.12 Promissory Note  dated March  15, 1999,  in the  principal sum  of
           $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics
           Corporation.                                                     *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of  M-Wave
           (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance Interconnect. *
 Ex. 21    Subsidiaries of the Company


     * Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1- 158211) filed on April 12, 2000.
     ** Exhibit incorporated by reference to the Company's Quarterly Report for Small Business Issuers Subject to the 1934 Act Reporting Requirements filed on Form 10-QSB dated April 13, 2001.
     *** Exhibit incorporated by reference to the Current Report for Issuers Subject to the 1934 Act Reporting Requirements filed on Form 8-K dated April 27, 2001.




                               SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Integrated Performance Systems Inc.

 Date: July 16, 2001                      By: /s/ D. Ronald Allen
                                              --------------------------
                                              D. Ronald Allen, President