Form 10KSB40/A
period 2000-11-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2001-09-17
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Amended
                                 Form 10-KSB


 [   ]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934
                          For the fiscal year ended

 [ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended November 30, 2000

                Commission file number: 0-30794

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

 Securities registered under Section 12(b) of the Exchange Act:

     Title of each class        Name of each exchange on which registered
            none
     -------------------        -----------------------------------------

 Securities registered under Section 12(g) of the Exchange Act:

     Title of each class        Name of each exchange on which registered

           common                National Daily Quotation Sheets
     -------------------        -----------------------------------------

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

                            Not applicable

 Transitional Small Business Disclosure format (Check one): Yes  X  ; No

                  INFORMATION REQUIRED IN ANNUAL REPORTS OF
                     TRANSITIONAL SMALL BUSINESS ISSUERS

                                Alternative 2

                                    PART I

 Item 6. Description of Business.


   (a)     Narrative Description of Business.

   (1)     Business done and intended to be done

   Espo's Inc. ("the Company") is a New York corporation chartered on November 29, 1990. The Company formerly manufactured and sold clothing and accessories and sold and rented sporting goods and gave lessons for the sporting goods which it sold or rented. In December of 1999 the Company divested itself of all its assets and traded shares of its common stock to shareholders of Performance Interconnect Corp. in exchange for their stock in Performance Interconnect Corp.

   Performance Interconnect Corp. was incorporated October 10, 1996, in the State of Texas. It was formed to acquire the assets of I-CON Industries, Inc. , and actually acquired title to those assets on March 31, 1998. I-CON had been formed in 1979 as a limited partnership, licensed by the Kollmorgen Corporation to design and manufacture MULTIWIRE technology and was later incorporated under new ownership.

   In March, 1999, PC Dynamics of Texas, Inc., a wholly owned subsidiary of Performance Interconnect Corp., acquired all the assets of PC Dynamics Corporation, a Frisco, Texas, manufacturer of metalback RF circuit boards.

   As a result of all the foregoing, the Company owns 99.67% of the common stock of Performance Interconnect Corp., and Performance Interconnect Corp. owns all of the common stock of PC Dynamics of Texas, Inc. The Company's business is conducted under the names of Performance Interconnect Corp. and PC Dynamics of Texas, Inc.

           (i)  Principal Products, Principal Markets, Method of Distribution

           The Company manufactures and markets circuit boards. Circuit boards are the basic semiconductor interconnection system used in almost all electronics equipment. The circuit boards manufactured and marketed by the Company are at the high end of the market, both as to technology and as to price. The Company has four kinds of products:

                (1) High reliability (military) RF (radio frequency ) circuit boards.

                (2)  Commercial RF circuit boards.

                (3)  Discrete wiring technology (DWT) circuit boards.

                (4)  Fiber optics circuit boards

           All of these are typically manufactured on specific orders from the customer and shipped directly from the factory to the customer by a common carrier, such as UPS or Federal Express. Usually the method of shipment is specified by the customer. Sales are effected through six U.S. manufacturer's representatives, with a total staff of about 16 persons, two in-house sales persons and one manufacturer's representative in Europe.

           High Reliability RF (Radio Frequency) Circuit Boards

           RF circuit boards are multilayer circuit boards manufactured with low dielectric constant laminates and precise mechanical requirements for the circuits. These special materials require special processes not ordinarily available from high-volume multilayer competitors. The Company's high-reliability circuit boards have primarily military applications. They are manufactured and marketed under the Performance Interconnect name.

           Commercial RF Circuit Boards

           The commercial RF circuit boards manufactured by the Company are used primarily in cellular and PCS telecommunications, military radar and communications and various high volume commercial applications, such as garage door openers and radar detectors. The telecommunications applications of these circuit boards are important in developed nations like the United States, but they are especially valuable in underdeveloped nations which do not have the telephone infrastructure in place. Many of these countries are going directly to wireless.

           The commercial RF circuit boards are manufactured and marketed under the PC Dynamics name.

           Discrete Wiring Technology (DWT) Circuit Boards

           Most circuit boards in use today are what are know as multilayer circuit boards. Their circuits are printed and etched onto the board. DWT circuits, by contrast, actually use insulated wires to provide the signal interconnects. DWT is a more expensive process, but it has several distinct advantages over printed boards. These advantages are improved signal integrity, more consistent uniformity board-to-board, lower weight, lower temperature, superior impedance control and superior route ability. DWT circuit boards are used primarily in high-performance computers and telecom switching equipment where the choice is driven more by performance characteristics than by price. The Company expects this market to expand in proportion to the expected increase in computer speeds.

           DWT circuit boards' target markets include supercomputers, test equipment, telecommunications, satellite communications, military avionics, counter measures, missiles, smart bombs, defense systems and communications.

           Worldwide DWT revenue is estimated at $40 million. Domestic sales account for 35% of this figure. There are six suppliers worldwide, two domestically. The two domestic suppliers are Advanced Interconnect Technology (AIT), with estimated DWT revenues totaling $10 million, and the Company, with $3.7 million.

           Fiber Optics Circuit Boards

           3M has a DARPA contract to develop a fiber optics backplane technology. (A "DARPA" contract is a type of agreement with the federal government providing for government funding in the development of certain technologies.) 3M approached the Company about two and one-half years ago to develop putting the fiber onto 3M's adhesive. 3M and the Company have almost, but not quite, completed an agreement to determine the system by which the product is to be marketed. It is not yet certain whether the Company will manufacture and sell to the end user or will manufacture and sell to 3M.

           Unlike the Company's other circuit boards which transmit electric signals, this product transmits light-waves.

           (iii) Company-sponsored or customer-sponsored research and development activities are not material.

           (iv) The Company has 91 full-time employees, 80 permanent and eleven temporary.

           (v) Federal, state and local provisions regulating discharge of materials into the environment do not have a material affect on the capital expenditures, earnings and competitive position of the Company. The Company's manufacturing operations do generate acids and other wastes. These wastes are collected and stored on a short-term basis in an approved manner within the plant and are then removed monthly under a contract with an approved carrier at a total expense of approximately $10,000 per month. The disposal of these wastes is subject to regulation and monitoring by the Texas Natural Resources commission and by the Environmental Protection Agency. There are no material estimated capital expenditures for environmental control facilities for the remainder of the current fiscal year or in the foreseeable future.

   (2) Distinctive or Special Characteristics of the Company's Operation or Industry Which May Have a Material Impact upon the Company's Future Financial Performance.

   The industry in which the Company is engaged (circuit boards) and the industries which use the Company's products (high performance computers and communications) have seen the rise and fall of numerous companies and products in recent years. They are in a constant state of flux, radically innovative. Any success which the Company may have had in the past is probably less predictive in these industries than it is in most. The Company intends to operate as a "niche" supplier and will not typically compete with larger volume companies. There are, however, many companies in the electronics field which have greater financial resources,  operational  experience  and  technical  facilities  than  the
   Company. In the future these larger companies are not expected to compete directly with the Company. If the "niche" grows larger and more lucrative, the likelihood of competition will increase.

   (3)     Management's Discussion and Analysis


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

   Overview

   Espo's Inc. ("the Company") is a contract manufacturer of quality, high performance circuit boards located in Frisco, Texas, just north of Dallas. The Company's products are used on computers, communication equipment, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

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

   For the year ended November 30, 2000, sales were $9,061,037, a 25.78% increase as compared to $7,203,911 for the year ended November 30, 1999. The increase in sales for the year reflects the addition of business from PC Dynamics beginning in March of 1999, $5,057,043 in 2000 versus $3,375,863 in 1999, plus strong industry demand for the Company's telecommunications products, about $3.630,000 in 2000, or 48% greater than in 1999. It is believed that this demand will continue to grow, generating future revenue growth for the Company.

   Gross Profit Gross profit for the quarter ended November 30, 2000 was $155,358, or 7.09% of sales. This is an improvement over the comparable quarter in 1999, when a gross loss of $493,734 was recorded. For the year ended November 30, 2000 the gross profit was $728,781, compared to a loss of $481,497 for the 1999 period. The improvement in gross profit reflects the elimination of excessive scrap issues arising from the PC Dynamics business and better absorption of fixed costs by higher sales volumes.


   Operating Expenses For the quarter ended November 30, 2000 operating expenses were $525,222 compared to $293,567 for the comparable quarter of 1999. For the year ended November 30,2000, expenses of $2,212,014 exceeded the $1,810,298 reported for the 1999 period, primarily because of larger administration costs needed for the growing organization. For the year the increase in expense is related to additional salary expense of $220,000, selling related cost of $60,000 and loan/banking charges of $105,000. For the quarter the increase was due to loan/banking charges of $110,000, legal and professional fees of $40,000, salaries of $35,000, royalty of $25,000 and facility expenses of $25,000.

   Other Income and Expenses At the November 20, 2000 quarter net other expense was $660,290 compared to $151,614 for the prior year. The year net expense was $1,092,012, an increase over the $517,254 of the prior year period. These amounts reflect changes in debt levels at the Company during the respective periods and the write off of $550,079 in net book value of assets considered to be underutilized. These impaired assets were machinery and equipment used in multi-wire circuit boards manufacturing. considered excess due to a marketing strategy change made in the fourth quarter. The assets are in storage awaiting further disposition.


   Liquidity and Cash Resources For the quarter ended November 30, 2000 the Company reported a net loss of $1,030,154, as compared to the loss $938,916 reported for the comparable period in 1999. The year numbers are losses of $2,675,890 for the current year and $2,809,265 for the prior year. The improvement in net loss is primarily the result of the improvement in gross profit discussed above. The Company expects to show continuous profitability beginning in the second quarter of its year ended November 30, 2001.

   Cash resources of $1,573,655 were used for operations for the year ended November 30,2000, with investment in property and equipment using
   $186,547 for a total usage of $1,760,202. The prior year amounts are $1,965,857 for operations, and $933,081 for investment, totaling $2,898,938. During the current fiscal year these needs were met primarily through issuance of preferred stock, while needs for the prior year were provided primarily by debt financing.

   Other Matters, Cash Flow During the year ended November 30, 2000, the Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.


 Item 7.  Description of Property

 The Company's executive offices and manufacturing facilities are located together in a single building at 10501 FM 720 East, in Frisco, Texas, approximately forty minutes northeast of DFW Airport. Performance Interconnect Corp. leased the building for a 3-year term which began on March 25, 1999. It contains 45,000 square feet. At the this time the Company occupies approximately 85% of the building and estimates that the building is being used at approximately 65% of its capacity. The Company is now running one full, and one partial, manufacturing shift. Utilization can be increased as necessary by making the second shift a full shift and by running a third shift.

 Before  the  December  1999  transation   in  which  the  Company   acquired
 Performance Interconnect Corp. the Company's principal executive offices were in East Hampton, New York.

 Item 8.  Directors, Executive Officers and Significant Employees

 The term of office of each of the directors and directors is one year, beginning on the date of the annual meeting of shareholders, which is held within five months after the end of the fiscal year on November 30.

 D. Ronald Allen, President, Chairman of the Board and Director , age 50. Mr. Allen is a financial consultant and C.P.A. located in Dallas, Texas. From 1971 to 1984, he worked as a tax accountant becoming a partner with KPMG Main-Hurdman prior to its merger with Peat Marwick. Since 1984, Mr. Allen has been an independent consultant and manager of several real estate and venture capital investments in both private and public companies.

 Edward P. Stefanko, Vice President and  Director, age 46.  Mr. Stefanko  has
 served as President and Director of Performance Interconnect since its organization in 1996. From 1995 to 1996 Mr. Stefanko was National Sales Manager for Cuplex, Incorporated, Garland, Texas., supervising two employees. Cuplex is a contract manufacturing operation which at that time had sales of approximately $40 million per year. From 1993 to 1995 he was Vice President Sales of I-CON Industries, Inc., Euless, Texas, where he managed all of I-CON's sales activities, supervising two employees. The assets of I-CON Industries were later acquired by the Company. I-CON's sales during that period approximated $8 million per year.

 Brooks Harman, Secretary and Director, age 53. Mr. Harman has been an officer and Director of Performance Interconnect since it was first organized in 1996, originally serving as Vice President and, since February of 1999 as Chief Operating Officer. He has spent the past fifteen years as a consultant and guiding companies and individuals through financial restructuring. In addition to consulting, Mr. Harman has also been involved in real estate sales and investments.

 Doug Lippincott, National Sales Manager, age 41. Mr. Lippincott joined Performance Interconnect in July of 1999. Before that time he was Regional Sales Manager for Volex in 1998 and 1999, promoting and selling cable assemblies and supervising a sales force of four others. Prior to his service with Volex, Mr. Lippincott had been National Sales Manger for I-CON Industries in 1997, supervising three other employees.

 Robert P. Noland, Plant Manager, age 52. Mr. Noland has served as Plant Manager since October, 1997. He is responsible for operations plans to support development of the RF capability as well as the DWT system, operational plans and control of manufacturing, purchasing, engineering, maintenance and facilities. From November, 1994, to October 1997, Mr. Noland was with P.C. Boards, Inc., Chanute, Kansas There he served first as Operations Manager and later as Quality/Engineering Manager. As Quality/Engineering Manager he implemented and directed all quality activities, provided direction for acquiring ISO 9000 certification and lead the team which updated the preproduction engineering capabilities. As Operations Manager Mr. Noland had day-to-day responsibility for pre-
 production engineering, process engineering, maintenance, quality and manufacturing. From May, 1983, to November, 1995, Mr. Noland served as Manufacturing Manager/Production Manager for P.C. Dynamics, Inc., Frisco, Texas. In that position he directed planning activities and exercise operational cost control in the areas of production, production control, purchasing and shipping/receiving.

 Dan Tucker, Controller, age 49. Mr. Tucker has served as Controller since 1997. From 1995 to 1997 Mr. Tucker was Controller for Holman Boiler Works, Inc., Dallas, Texas. Holman is a $25 million operation providing service, manufacturing and distribution for steam boiler, burners and related components. From 1993 to 1994 he served as Executive Vice President and chief Financial Officer for WBH Industries, Inc., Arlington, Texas. WBH is a $12 million international distributor of builders' hardware, doors and frames to major construction projects.

 Steve Hallmark, Account Executive, age 48. Mr. Hallmark has over twenty years of experience in manufacturing, the last eleven with PC Dynamics. With PC Dynamics he has held positions as Engineering Manager, Quality Manager, and Sales Manager. Mr. Jordan's responsibility is sales, and he is concentrating his efforts on the military RF circuit board market.

 Item 9.  Remuneration of Directors and Officers.

 The following chart shows the aggregate annual remuneration of the three highest paid persons who are officers as a group during the Company's last fiscal year:

                                 Capacities in which           Aggregate
   Identity of group           remuneration was received
   Remuneration

   Three highest paid persons  As employees (salary)         $353,030.08 (1)
   who are officers as a group
   during the Company's last
   fiscal year

       (1) This figure includes payment into a trust for the family of one officer and consulting fees described in Item 11 of this Part.

 Item 10.  Security Ownership of Management and Certain Security Holders.

      (a)  Voting securities and principal holders thereof.

 Title of                                                          Percent of
  Class      Name and address of owner             Amount owned       Class
  -----      -------------------------             --------------  ----------
 common    Each of the three highest paid persons    4,628,989 (1)    78.90%
 stock     who are officers and directors of the
           Company

 common    All officers and directors as a group     4,628,989 (1)    78.90%
 stock

 common    Each shareholder who owns more than
 stock     10% of any class of the Company's
           securities (there are no shares subject
           to outstanding options):

           Associates Funding Group                  1,249,244 (1)    21.29%

           Winterstone Management, Inc.                905,244 (1)    15.43%

           Stefanko Children's                         932,041 (1)    15.89%
           Irrevocable Trust

           B.C. & Q. Corp.                             849,485 (1)    14.48%

           Summit Innovations                          692,975 (1)    11.81%


           (1) All of this stock is held through a trust or a corporation controlled by an officer or director but not directly by that officer or director.

   (b)     D. Ronald  Allen  holds  the  power  to  vote  the  securities  of
   Associates Funding Group, Winterstone Management, Inc., and B.C. & Q. Corp. Ed Stefanko holds the power to vote the securities of the Stefanko Children's Irrevocable Trust. Brooks Harman holds the power to vote the securities of Summit Innovations.


      (c)  Non-voting securities and principal holders thereof:

                                   Name and address                           Percent
     Title of  Class                   of owner               Amount owned    of Class
     ---------------                   --------               ------------    --------
  Series A Cumulative Preferred    CMLP Group Ltd.             1,770 shs.       59%
  Stock; $10 par value; redemp-    17300 North Dallas Parkway
  tion value of $1,000 per share;  Suite 2040
  dividends of 8% the first year,  Dallas, Texas 75248
  10% the second year, 12% the
  third year, 14% the fourth       Winterstone Management Inc. 1,230 shs.       41%
  year and 16% thereafter          17300 North Dallas Parkway
                                   Suite 2040
                                   Dallas, Texas 75248

  Series B Convertible             Nations Corp.                 900 shs.      100%
  Preferred Stock; dividends
  at rate of 6% of redemption
  value per year; convertible
  into the Company's common
  stock at the rate of $3.00
  per share for five years.


   (d) Options, warrants and rights: None of the individuals referred to subsection (a) above has any option, warrant or right to purchase securities from the Company or any of its subsidiaries.

   (e)     The Company has no parent company.

 Item 11.  Interest of Management and Others in Certain Transactions

   (b) D. Ronald Allen, who is President, Chairman of the Board and a Director of the Company, has received fees from Performance Interconnect Corp. in the amount of $225 per hour for his consulting services prior to his employment by the Company as of January 1, 2000. These fees amounted to $100,585 in the fiscal year ended June 30, 1998, and $150,581 in the fiscal year ended June 30, 1999.


                                PART II

 Item 1. Market for Common Equity and Related Stockholder Matters.


   (a)     Market Information

           (1) The principal market where the Company's common equity is traded is the National Daily Quotation Sheets.

           (2)  The amount of common equity -

                (i) that is subject to outstanding options or warrants to purchase or securities convertible into, common equity:
                300,000 shares pursuant to a letter agreement dated November 29, 1999, to issue convertible preferred stock, described above

                (ii) that could be sold pursuant to Rule 144 under the Securities Act: 5,516,947 shares.

   (b)     Holders.   There is  only one  class of  common equity,  which  is
   Common Stock  ($0.01 Par Value).   There are 56 holders  of record of  the
   Common Stock ($0.01 Par Value).

   (c)     Dividends.

           (1)  No cash  dividends  have ever  been  declared on  the  common
           equity  of   the  Company   or  of   its  subsidiary   Performance
           Interconnect Corp.

           (2) There are two limitations on the Company's ability to pay dividends on the common stock at this time: First, there are no funds legally available for that purpose. Secondly, the Company's Series A and Series B Preferred Stock is entitled to be paid dividends in preference to any other class of capital stock. This right to dividends is cumulative, commencing on the date the Series A and Series B Preferred Stock was first issued.

 Item 2.  Legal Proceedings

 Neither the Company nor its property is the subject of any pending legal proceeding.


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


                                 ESPO's, INC.

                      Consolidated Financial Statements

                     For the Year Ended November 30, 2000
                 For the Five Months Ended November 30, 1999
                                     and
                       For the Year Ended June 30, 1999

                                 ESPO's, INC.

                              Table of Contents

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

 INDEPENDENT AUDITORS' REPORT
 To the Board of Directors and Stockholders
 ESPO's, Inc.
 Frisco, Texas

 We have audited the accompanying consolidated balance sheets of ESPO's, Inc. as of November 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2000, the five months ended November 30, 1999 and the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ESPO's, Inc. as of November 30, 2000 and 1999, and the results of its operations and cash flows for the year ended November 30, 2000, the five months ended November 30, 1999 and the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,775,890 for the year ended November 30, 2000, has incurred substantial net losses for each of the periods presented herein and has an accumulated deficit of $6,225,752 at November 30, 2000. The Company continues to experience cash flow difficulties and has negative working capital in each of the periods presented herein. These factors and others discussed in Note 14 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


 /s/ Travis, Wolff  & Company, LLP

 February 28, 2001
 (except for Note 12, as to which
    the date is July 13, 2001)
 Dallas, Texas



                                ESPO's INC
                        Consolidated Balance Sheets
------------------------------------------------------------------------------

                                                            November 30
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
ASSETS
 Current assets:
 Cash                                               $    13,681    $         -
 Securities available for sale                                -        450,000
 Trade accounts receivable, net                         998,151      1,095,519
 Other receivables                                       21,489        114,193
 Inventory                                            1,040,099        896,442
 Prepaid expenses                                        62,491         35,393
                                                     ----------     ----------
        Total current assets                          2,135,911      2,591,547
                                                     ----------     ----------

Property and equipment, net of depreciation           2,427,643      3,213,324
                                                     ----------     ----------

Other assets:
 Goodwill, net of amortization                          498,038        507,657
 Loan origination fees, net of amortization              21,504         63,107
 Deposits                                                 7,280          8,270
                                                     ----------     ----------
                                                        526,822        579,034
                                                     ----------     ----------
        Total Assets                                $ 5,090,376    $ 6,383,905
                                                     ==========     ==========


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
  Short-term borrowings                             $   811,011    $   375,558
  Current maturities of long-term debt                  530,243      1,229,464
  Lines of credit and note payable                      622,833        915,461
  Current portion of royalty payable                    375,000        300,000
  Accounts payable                                    1,178,637      1,243,663
  Advances payable to related parties                         -         15,000
  Accrued expenses                                      692,178        623,232
                                                     ----------     ----------
    Total current liabilities                         4,209,902      4,702,378
                                                     ----------     ----------
 Noncurrent liabilities:
  Long-term debt, net of current maturites              705,572      1,881,279
  Royalty payable, net of current portion                     -         75,000
                                                     ----------     ----------
         Total noncurrent liabilities                   705,572      1,956,279

 Commitments - Note 11                                        -              -


                                ESPO's, INC.
                   Consolidated Balance Sheets (Continued)

                                                            November 30
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per share
   redemption value; 1,000,000 shares authorized:

   Series A - 8% cumulative dividends increasing to
     10% in ; 2000; 3,000 shares authorized, issued
     and outstanding                                         30             30

   Series B - convertible 6%; 900 shares authorized,
     810 issued and outstanding                               8              -

   Series C - 12% cumulative dividends; 10,000
     shares authorized, 7,300 shares issued and
     outstanding                                             73              -

   Subscribed, funded and unissued preferred stock            -        900,000

   Additional paid-in capital, preferred stock        5,981,317      2,225,705

   Common stock; par value  $0.01, 25,000,000
    shares authorized; 5,971,030 and 5,866,947
    shares issued and outstanding, respectively          59,710         58,669

   Additional paid-in capital, common stock             359,516         (9,294)

   Accumulated deficit                               (6,225,752)    (3,449,862)
                                                     ----------     ----------
       Total stockholders' equity (deficit)             174,902       (274,752)
                                                     ----------     ----------
       Total liabilities and stockholders' equity   $ 5,090,376    $ 6,383,905
                                                     ==========     ==========

 The accompanying note are an integral part of the consolidated financial statements.




                                ESPO's INC
                    Consolidated Statements of Operations
 -----------------------------------------------------------------------------------

                                                            Five
                                          Year Ended    Months Ended
                                         November 30,   November 30,    Year Ended
                                             2000           1999       June 30, 1999
                                         ------------   ------------   ------------
 Net sales                              $   9,061,037  $   3,867,356  $   4,929,029

 Cost of sales                              8,332,487      4,516,367      4,584,351
                                         ------------   ------------   ------------
 Gross profit (loss)                          728,550       (649,011)       344,678
                                         ------------   ------------   ------------
 Expenses:
 General and administrative                 2,183,162        472,173      1,388,039
 Depreciation and amortization                143,015         44,971         29,828
 Moving expense                                     -              -        221,774
 Loss on disposal of equipment                      -              -         45,619
 Impairment expense                           536,330              -              -
                                         ------------   ------------   ------------
                                            2,962,507        517,144      1,685,260
                                         ------------   ------------   ------------
 Loss from operations                      (2,233,957)    (1,166,155)    (1,340,582)
                                         ------------   ------------   ------------
 Other income (expense):
  Interest expense                           (623,344)      (252,423)      (319,131)
  Miscellaneous income (expense)               81,411              -        (51,785)
                                         ------------   ------------   ------------
                                             (541,933)      (252,423)      (370,916)
                                         ------------   ------------   ------------
 Loss before provision for
  income taxes                             (2,775,890)    (1,418,578)    (1,711,498)

 Provision for income taxes                         -              -              -
                                         ------------   ------------   ------------
 Net loss                               $  (2,775,890) $  (1,418,578) $  (1,711,498)
                                         ============   ============   ============
 Loss available to common stock         $  (3,391,687) $  (1,542,578) $  (2,009,098)
                                         ============   ============   ============
 Loss per share - basic                 $       (0.55) $       (0.28) $       (0.37)
                                         ============   ============   ============
 Loss per share - diluted               $       (0.55) $       (0.28) $       (0.37)
                                         ============   ============   ============

 The accompanying notes are an integral part of the consolidated financial statements.



                                        ESPO'S, INC.
                 Consolidated Statements of Stockholders' Equity (Deficit)
                                        (Part 1)
 ========================================================================================

                                                   Preferred Stock
                                ---------------------------------------------------------
                                                                  Subscribed,     Stock
                                                    Additional    Funded, and  Redemption
                                Shares   Amount   Paid-in Capital   Unissued     Fund
                                ------   ------      ---------      --------   --------
 Balance at July 1, 1998         2,452  $24,520     $2,406,167     $       0  $  (6,400)

 Amounts contributed to
  redemption fund                    0        0              0             0    (38,400)
 Dividends - preferred stock
   (return of capital)               0        0       (297,600)            0          0
 Net loss                            0        0              0             0          0
                                ------   ------      ---------      --------   --------
 Balance at June 30, 1999        2,452   24,520      2,108,567             0    (44,800)

 Amounts contributed to
   redemption fund                   0        0              0             0    (16,000)
 Dividends - preferred stock
   (return of capital)               0        0       (124,000)            0          0
 Subscribed, funded and
   unissued - preferred stock        0        0              0       900,000          0
 Net loss                            0        0              0             0          0
 Exchange of preferred stock,
  Series A                         548  (24,490)       241,138             0     60,800
 Acquired equity                     0        0              0             0          0
                                ------   ------      ---------      --------   --------
 Balance at November 30, 1999    3,000       30      2,225,705       900,000          0

 Issuance of preferred stock,
  Series B                         900        9        899,991      (900,000)         0
 Conversion of preferred stock,
  Series B into common stock       (90)      (1)       (89,999)            0          0
 Issuance of preferred stock,
  Series C in exchange for debt  7,300       73      3,561,417             0          0
 Common stock sold                   0        0              0             0          0
 Issuance of common stock
  in acquisition of subsidiary       0        0              0             0          0
 Issuance of employee stock
  options                            0        0              0             0          0
 Net loss                            0        0              0             0          0
 Dividends - preferred stock
  (return of capital)                0        0       (615,797)            0          0
                                ------   ------      ---------      --------   --------
 Balance at November 30, 2000   11,110  $   111     $5,981,317     $       0  $       0
                                ======   ======      =========      ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                        ESPO'S, INC.
                 Consolidated Statements of Stockholders' Equity (Deficit)
                                     (Continued Part 2)
 =============================================================================================

                                               Common Stock
                               -------------------------------------------------

                                                       Additional     Accumulated
                                  Shares     Amount  Paid-in Capital    Deficit       Total
                                ---------   -------    --------       ----------    ----------
 Balance at July 1, 1998        5,481,947  $ 54,819   $  (5,444)     $  (319,786)  $ 2,153,876

 Amounts contributed to
  redemption fund                       0         0           0                0       (38,400)
 Dividends - preferred stock
   (return of capital)                  0         0           0                0      (297,600)
 Net loss                               0         0           0       (1,711,498)   (1,711,498)
                                ---------   -------    --------       ----------    ----------
 Balance at June 30, 1999       5,481,947    54,819      (5,444)      (2,031,284)      106,378

 Amounts contributed to
   redemption fund                      0         0           0                0       (16,000)
 Dividends - preferred stock
   (return of capital)                  0         0           0                0      (124,000)
 Subscribed, funded and
   unissued - preferred stock           0         0           0                0       900,000
 Net loss                               0         0           0       (1,418,578)   (1,418,578)
 Exchange of preferred stock,
  Series A                              0         0           0                0       277,448
 Acquired equity                  385,000     3,850      (3,850)               0             0
                                ---------   -------    --------       ----------    ----------
 Balance at November 30, 1999   5,866,947    58,669      (9,294)      (3,449,862)     (274,752)

 Issuance of preferred stock,
  Series B                              0         0           0                0             0
 Conversion of preferred stock,
  Series B into common stock       30,000       300      89,700                0             0
 Issuance of preferred stock,
  Series C in exchange for debt         0         0           0                0     3,561,490
 Common stock sold                 28,666       287      43,313                0        43,600
 Issuance of common stock
  in acquisition of subsidiary     45,417       454     135,797                0       136,251
 Issuance of employee stock
  options                               0         0     100,000                0       100,000
 Net loss                               0         0           0       (2,775,890)   (2,775,890)
 Dividends - preferred stock
  (return of capital)                   0         0           0                0      (615,797)
                                ---------   -------    --------       ----------    ----------
 Balance at November 30, 2000   5,971,030  $ 59,710   $ 359,516      $(6,225,752)  $   174,902
                                =========   =======    ========       ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.


                                ESPO'S, Inc.
                    Consolidated Statements of Cash Flows
 ============================================================================================

                                                                      Five
                                                   Year Ended     Months Ended     Year Ended
                                                   November 30,   November 30,      June 30,
                                                       2000           1999            1999
                                                   -----------     -----------    -----------
 Cash flows from operating activities:
 Net loss                                         $ (1,418,578)   $ (1,711,498)  $ (2,775,890)
                                                   -----------     -----------    -----------
 Adjustments to reconcile net loss to
  net cash used in
  operating activities:
  Depreciation and amortization                        645,486         237,647        403,424
  Impairment expense                                   536,330               0              0
  Gain on sale of securities                           (81,695)              0              0
  Issuance of stock options                            100,000               0              0
  Loss on disposal of assets                                 0               0         45,619
  Changes in operating assets and liabilities:
  (Increase) decrease in  trade
    accounts receivable                                 97,368        (100,397)      (197,029)
  (Increase) decrease in other receivables              92,704          10,260        (21,268)
  (Increase) decrease in inventory                    (143,657)        364,620       (214,956)
  (Increase) decrease in prepaid expenses              (27,098)         12,864        (35,063)
  Increase in other assets                             (21,123)           (925)       (82,616)
  Increase (decrease) in accounts payable              (65,026)         78,959        557,132
  Increase (decrease) in accrued expenses               68,946         (58,750)       384,776
                                                   -----------     -----------    -----------
  Total adjustments                                  1,202,235         544,278        840,019
                                                   -----------     -----------    -----------

 Net cash used in operating activities              (1,573,655)       (874,300)      (871,479)
                                                   -----------     -----------    -----------
 Cash flows from investing activities:
  Acquisition of property and equipment               (186,547)        (49,866)      (917,536)
  Proceeds from sale of securities                     531,695               0              0
                                                   -----------     -----------    -----------
  Net cash provided by (used in)
    investing activities                               345,148         (49,866)      (917,536)
                                                   -----------     -----------    -----------
 Cash flows from financing activities:
  Advances from related party                                0               0         15,000
  Return of capital                                   (615,797)              0       (159,362)
  Net proceeds (payments) from short-term
    borrowings, line of credit and note payable        (38,802)        147,181        475,255
  Payments on royalty payable                                0        (125,000)             0
  Proceeds from long-term debt                       2,091,874       1,095,901      1,623,714
  Payments on long-term debt                          (220,087)       (201,669)      (257,025)
  Proceeds from sale of stock                           25,000               0         46,875
                                                   -----------     -----------    -----------
  Net cash provided by financing activities          1,242,188         916,413      1,744,457
                                                   -----------     -----------    -----------
 Increase (decrease) in cash                            13,681          (7,753)       (44,558)

 Cash, beginning of period                                   0           7,753         52,311
                                                   -----------     -----------    -----------
 Cash, end of period                              $     13,681    $          0   $      7,753
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

                                 ESPO's INC

                  Notes to Consolidated Financial Statements



 Note 1 - Summary of Significant Accounting Policies

 History and organization

 The consolidated financial statements presented herein are the financial statements of ESPO's, Inc. ("ESPO's") and its wholly owned subsidiaries, PERFORMANCE INTERCONNECT CORP. ("PI"), Varga Investments, Inc. ("VII"), PC DYNAMICS OF TEXAS INC. ("PCD"), CADSOUTH INC. ("CSI") and FIBERCONNEX CORP. ("FCC") (collectively referred to as the "Company"). ESPO's was incorporated in New York and, at the time of the reverse acquisition merger discussed below, was considered a shell corporation. PI was incorporated in Texas in 1996 and began operations in July 1997. The Company acquired certain assets and liabilities of two manufacturing operations which emerged as PI and PCD. During the year ended November 30, 2000, the Company acquired the stock of CSI and FCC. All of the acquisitions have been accounted for as purchases. All operations are currently located in North Texas. The Company is involved in the design and manufacture of multi-wire, fiber optic and rf/microwave circuit boards for sale and distribution throughout the United States.


 Business Combinations

 In late March 1999, PI formed a wholly owned subsidiary PC DYNAMICS OF TEXAS INC. (PCD) to acquire certain assets of the manufacturing company PC Dynamics, Inc. (PCDI) which was involved in the manufacture of rf/microwave circuit boards. PCD agreed to a purchase price of $1,066,554 of debt financing, royalty payments of $500,000 payable in installments over a twenty-month period and assumption of a $28,000 debt associated with a vehicle. The seller's debt is to be subordinate to the Company's factoring arrangements. The acquisition was accounted for as a purchase. The consolidated statement of operations of ESPO's for the five months ended November 30, 1999 contains five months of operations of PCD. The consolidated statement of operations of ESPO's for the year ended June 30, 1999 contains three months of operations of PCD. The purchase created approximately $528,000 of goodwill. Management estimates the life of this to be long lived as it is associated with the technology and customer base acquired; therefore, amortization is estimated at 40 years.

 From inception in 1996 through June 30, 1997, PI was basically an inactive shell corporation. From July 1, 1997 through March 1998, PI had no manufacturing operations but acted as conduit to raise funds for the operations of ICON, Inc. PI would invest the funds in ICON preferred stock. In March 1998, PI exercised its liquidation rights associated with the preferred stock of ICON and thereby received all of the assets of ICON. At this point PI had invested approximately $2,675,000 in ICON preferred stock. PI accounted for the transaction as a purchase of a business but utilized its basis in the preferred stock as the acquisition price (cost) since it had been held for approximately 6 months. Any negative goodwill that would have been established by recording the assets purchased at their fair market value would have resulted in the allocation of a credit to these noncurrent assets, thus reducing their basis to the historic cost of the preferred stock. Further support for this treatment came from an appraisal of the acquired assets which indicated the fair market value to be slightly higher, thus supporting recording the assets at the lower of cost or market.

 The consolidated statement of operations of ESPO's for the five months ended November 30, 1999 contains five months of operations of PI. The consolidated statement of operations of ESPO's for the year ended June 30, 1999 contains twelve months of operations of PI.

 In February 2000, CSI (a Texas corporation) was incorporated and acquired the assets of Cadsouth, Inc. (a Georgia corporation) for $38,750 cash and 45,417 shares of ESPO's common stock. Activity from the acquisition date through November 30, 2000 has been minimal and is immaterial. The intent is to have CADSOUTH INC. provide engineering and design services to PI and PCD.

 In March  2000, FCC  was established  as a  conduit for  anticipated  future
 opportunities in  the  fiber  optics  arena.   Activity  from  the  date  of
 incorporation through November 30, 2000 has been minimal and is immaterial.


 Subsequent recapitalization

 On November 18, 1999, the major stockholder and chairman of the Company signed a letter of intent with the president of ESPO's, an unrelated, publicly traded entity, whereby the Company would be recapitalized through a reverse acquisition merger (the "Merger") with ESPO's (a public shell). Under the agreement, the Company agreed to cause its stockholders to exchange at least 99% of Company common stock for up to 5,500,000 shares of restricted common stock in ESPO's. The transaction was completed and consummated on December 21, 1999 (November 30, 1999 for accounting purposes) ESPO's capital structure after the recapitalization consisted of 5,481,947 shares of common stock distributed to the stockholders of the Company and 385,000 shares in public float or owned by the previous principals of ESPO's.

 The Company elected new directors, officers and amended the articles of incorporation to permit preferred stock. The preferred stock of PI was exchanged for the newly authorized preferred stock of ESPO's. See Note 13.


 Principles of consolidation

 All significant inter-company accounts and transactions have been eliminated in consolidation. The Company adopted November 30, the fiscal year end of ESPO's, as its year-end.


  Revenue recognition

    Revenue is recognized upon shipment of finished goods from an approved purchase order.

 Inventory

 The Company's inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.


 Property and equipment

 The majority of the Company's property and equipment was acquired through the purchase transactions described above and in Note 8. These assets are shown at their acquisition value (approximate fair market value) less accumulated depreciation. Subsequent acquisitions of property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the underlying assets ranging from 3 to 10 years. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in current operations.


 In addition, the Company periodically reviews all long-lived assets, and associated goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposal of an asset is less than the carrying value, the asset is reduced to fair value. During the year ended November 30, 2000, management reconfigured a portion of its production facilities and placed in storage under-utilized duplicate equipment. Management considered these assets totally impaired with no fair market value and thus recognized an impairment loss of $536,330 for the year ended November 30, 2000. The loss was recognized as an operating expense in the Consolidated Statement of Operations.


 Securities available for sale

 During the period ended November 30, 1999, the Company exchanged shares of a publicly traded company for Series B preferred stock and, at November 30, 1999, classified this asset as available for sale at its fair market value, which was approximately its historic cost. The stock was subsequently sold and a gain of approximately $81,700 was recognized in the year ended November 30, 2000. See Note 13.

 Other assets

 Included in other assets are loan origination fees and goodwill. Loan origination fees are being amortized using the interest method over the expected life of the loan.

 Goodwill is the excess cost over fair value of net assets acquired. It originated from the Company's 1999 acquisition as discussed in Notes 1 and 8 and is being amortized over 40 years using the straight-line method.

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

 The following table represents the concentration of risk associated with major customers that individually account for 10% or more of revenues for the periods presented:

                     Year         Five months         Year
                     Ended           Ended            Ended
                 November 30,    November 30,        June 30,
                     2000             1999             1999
                  ----------      -----------      -----------
 Customer A      $ 3,477,000     $  1,019,000     $  2,025,000
 Customer B        2,126,000          734,000          542,000
 Customer C                0                0          789,000
 Customer D                0          457,000                0
                  ----------      -----------      -----------
                 $ 5,603,000     $  2,210,000     $  3,356,000
                  ==========      ===========      ===========

 In addition, the Company uses a factor for a select group of receivables. Due to the nature of the receivables factored, the Company accounts for these transactions as short-term borrowings. See Note 3.



 Earnings (loss) per share

 Basic earnings per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At November 30, 2000 and 1999, the weighted average number of shares outstanding was 6,167,093 and 5,484,463, respectively. At June 30, 1999, the weighted average number of shares outstanding was 5,481,947.

 Diluted earnings per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. At November 30, 2000, and 1999 and June 30, 1999, the weighted average number of shares outstanding was 6,167,093, 5,511,093 and 5,490,848, respectively. At November 30, 1999 and June 30, 1999, the weighted average number of shares outstanding for the calculation of the diluted earnings per share includes the number of shares vested in the employee stock option plan in the denominator on a weighted average basis.

 Use of estimates

 The preparation of financial statements requires management to make estimates and assumptions that effect the financial statements at, and during, the reporting periods. Actual results could differ from these estimates.

 Cash equivalents

 For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
 Accrued liabilities

 Accrued Liabilities

 The Company accrues expenses that are known to be liabilities at the end of a period. These expenses primarily relate to sales commissions, payroll taxes, ad valorem property taxes, professional fees, royalty payments and interest. There are no individually significant items.


 Note 2 - Inventory

 Inventories consist  of the following:

                            November 30,         November 30,
                             ----------           ----------
                                2000                  1999
                             ----------           ----------
      Finished goods        $         0          $         0
      Work in progress          490,636              573,562
      Raw materials             549,463              322,880
                             ----------           ----------
      Total inventory       $ 1,040,099          $   896,442
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


 Note 3 - Trade Accounts Receivable

 Through two subsidiaries, the Company maintains an agreement to factor select accounts receivable with a financing company and accounts for the factored receivables as secured short-term borrowings. The Company receives 85% of the face amount of qualifying invoices and the remaining 15% is held by the factor as a reserve until the invoice is collected, whereby the reserve is then refunded to the Company less applicable fees. All invoices are factored with recourse to the Company. In addition, the Company believes the historic value of the accounts receivable presented below approximates their fair value. See Note 5.

 Accounts receivable consist of the following:

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
                                    ==========           ==========


 Depreciation expense for the year ended November 30, 2000 totaled $502,471 which was included in cost of sales for depreciation on production equipment. Amortization expense of intangible assets totaled approximately $143,000.

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


 Note 5 - Short Term Borrowings, Lines of Credit and Notes Payable

 During the  year  ended November  30,  2000, the  Company  restructured  the majority of  its  external  financing with  a  new  financing  company.  The
 financing  company   acquired  its   position  from   its  predecessor   and
 subsequently funded additional debt to the Company. At November 30, 2000, the financing company provided the following debt instruments to the Company and its subsidiaries:

 An accounts receivable factoring arrangement with two subsidiaries whereby eligible accounts receivable are sold with recourse to the financing company. The Company receives 85% of the invoiced amount. Upon receipt of payment the Company receives the remaining 15% less interest and fees. Interest accrues at the prime rate (9.5% at November 30, 2000) plus 2% with the agreement maturing in October 2003. All accounts are considered current liabilities and classified as short-term borrowings on the November 30, 2000 balance sheet. The outstanding balance at November 30, 2000 totaled $770,920.

 Equipment financing for the production equipment of a subsidiary. On October 4, 2000 the financing company loaned the Company $533,000 due in three years with payments computed on a five-year amortization. Payments are approximately $13,000 per month including interest which accrues at the greater of 13.5% or the prime rate plus 5%. The note has a demand feature, therefore, the entire balance is considered a current liability and is classified as a note payable on the November 30, 2000 balance sheet. The outstanding balance at November 30, 2000 was $515,233.

 A revolving inventory facility whereby a subsidiary of the Company can borrow against a percentage of eligible inventory value. Interest accrues at the greater of 13.5% or prime plus 5%, payable monthly. The agreement matures in October 2003 but, due to the nature of the facility, is considered a current liability and is classified as short term borrowings on the balance sheet. The outstanding balance at November 30, 2000 was $40,091.

 The collateral for these financing arrangements consist of all of the assets of the Company, guarantees by ESPO's, all subsidiaries, the majority stockholder, and other corporate related parties which are related through common management or ownership.


 In addition, the Company has a note payable to an individual and, at November 30, 2000, the balance due was $100,000. The note accrues interest at 10%, was due January 3, 2001 and has been extended to March 2, 2001, at which time all principal and accrued interest are due. The note is unsecured but the payee was awarded a stock purchase warrant whereby the payee could purchase up to 66,667 shares of ESPO's common stock at $1.50 per share. The warrant expires July 3, 2003. In accordance with APB14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the proceeds should be allocated between the debt and the warrant. However, using a pricing model, it was determined that the value of the warrant was immaterial. Therefore, no value has been allocated to the warrant.


 On March 25, 1999, a subsidiary of the Company entered in to an agreement for a line of credit with a financial institution. The agreement allowed borrowings of up to the greater of $1,500,000 or a set percentage of receivables and inventory. Interest was payable monthly with the principal due at maturity. At November 30, 1999, the outstanding balance was $661,635 and was classified as a current liability due to the violation of certain financial and negative covenants. This liability was replaced with the financial arrangements discussed above. See Note 14.

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


 Note 6 - Long-term Debt

 Long-term debt consists of the following:

                                                     November 30, November 30,
                                                      ----------   ----------
                                                         2000         1999
                                                      ----------   ----------
 Note payable to a shareholder due August 2002.
 Interest accrues at 24% and is due at maturity.
 The note is collateralized by a partial second
 lien on certain assets of the Company.              $    50,000   $   50,000

 Notes payable to an individual due May and
 June 2001. Interest accrues at 24% and is pay-
 able monthly. The note is collateralized by a
 sub-ordinated lien on the Company's assets.             275,000      275,000

 Note payable to the seller originating from pur-
 chase of assets, maturing March 2000. Interest
 accrues at the prime rate (9.5% at November 30,
 2000 and 8.25% at November 30, 1999) plus 1%.
 In July 1999, the note was restructured whereby
 the monthly payments were $26,610 plus accrued
 interest payable through September 15, 2002. The
 note is  collateralized by a sub-ordinated lien
 on specific corporate assets and is guaranteed
 by the Company and a stockholder of the Company
 The note is subordinate to the financing
 company discussed in Note 5.                            640,429      640,429

 Note payable to a bank maturing March 2004.
 The note is payable in monthly installments of
 $586, including interest  at 9.74%. The note
 is collateralized by a Company vehicle.                  20,386       25,560

 Notes payable to a financial institution maturing
 July 2000.  Interest accrued at the prime rate
 (8.25% at November 30, 1999) plus 4% and was
 payable in monthly installments of $7,750 plus
 accrued interest. The notes were replaced by
 the financing company debt discussed in Note 5.               0      337,500

 Note payable to a financial institution maturing
 March 2001. Interest accrued at the prime rate
 ( 8.25% at November 30, 1999) plus 3% and was
 payable in monthly installments of $6,000 plus
 accrued interest. The note was replaced by the
 financing company debt discussed in Note 5.                   0      318,000

 Notes payable to a third party maturing January 1,
 2001.  Interest accrued at 18% and was payable
 monthly. The notes were subsequently assumed by
 a related party where-by they were exchanged for
 preferred stock.                                              0    1,214,254

 Note payable to a third party maturing September
 30, 2000. The note is currently on a month to
 month status and is being renewed. Interest
 accrues at 17% and is payable monthly. The note
 is collateralized by a second lien on various
 corporate assets.                                       250,000      250,000
                                                      ----------   ----------
                                                       1,235,815    3,110,743

 Less amounts classified as current                      530,243    1,229,464
                                                      ----------   ----------
 Total long-term debt                                $   705,572  $ 1,881,279
                                                      ==========   ==========

 The minimum annual principal payments on long-term debt are as follows for the years ending November 30:


           2001      $   530,243
           2002          696,205
           2003            6,364
           2004            3,003
        Thereafter             0
                      ----------
                     $ 1,235,815
                      ==========



 Note 7 - Income Taxes

 Due to losses generated during the periods ending November 30, 2000 and 1999 and June 30, 1999, the Company has available a net operating loss carryforward of approximately $6,475,000. In view of this loss and the uncertainty of the Company's near-term profitability, management has estimated the Company's current tax liability to be zero. The current estimated net operating losses will expire in the years 2013 through 2016.

 The estimated net deferred taxes consist of the following:

                                     November 30,      November 30,
                                    -----------        -----------
                                         2000               1999
                                    -----------        -----------
  Deferred tax asset               $  2,175,000       $  1,290,000
  Deferred tax asset valuation       (2,175,000)        (1,290,000)
    allowance
  Deferred tax liability                      0                  0
                                    -----------        -----------
                                   $          0       $          0
                                    ===========        ===========

 Note 8 - Cash Flow Information

 Non-cash transactions

 During the year ended November 30, 2000, the Company executed several major non-cash transactions. As discussed in Note 5, the Company replaced its commercial lender with a financing company. Approximately $1,300,000 of debt was transferred to the new financing company. The Company converted approximately $250,000 of the related party line of credit, approximately $1,200,000 of long-term debt and approximately $2,050,000 of related party long-term debt into Series C preferred stock. In addition, the Company converted approximately $18,600 of accrued liabilities into 18,666 shares of common stock.

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

 Supplemental information

 Interest paid for the year ended November 30, 2000, the five months ended November 30, 1999 and the year ended June 30, 1999 totaled approximately $600,000, $180,000 and $260,000, respectively. The Company was not required to and did not pay any federal income taxes.


 Note 9 - Related Party Transactions

 As noted in Note 7, there are amounts included in long-term debt that are due to related parties. The related accrued interest was approximately $60,000, $41,000 and $108,000 at November 30, 2000, November 30, 1999
 June 30, 1999, respectively. At November 30, 1999 and June 30, 1999, accounts payable included approximately $165,000 and $200,000, respectively, due to Winterstone Financial Services for consulting services. Winterstone is related to the Company through common ownership. Also see Note 5.

 Included in current liabilities at November 30, 1999 are advances payable to related parties. These advances are short-term advances of operating capital that accrue interest at 24% and are payable on demand.



 Note 10 - Stock Compensation

 On February 28, 1998, the Board of Directors and management of the Company approved a stock-based compensation plan (the "Plan") for all individuals employed as of March 31, 1998. The original number of shares to be issued was approximately 1,145,000; however, through reverse stock splits, this has been decreased to approximately 114,500 shares. With the recapitalization and merger discussed in Note 1, the eligible employees participating in the plan became fully vested; however, as of November 30, 2000 no shares have been issued. The Company accounts for the fair value of its grants under the Plan in accordance with FAS 123, Accounting for Stock-Based Compensation.

 During the term of the Plan, the related compensation costs have been charged against income including $12,105 for the year ended November 30, 2000, $5,367 for the five months ended November 30, 1999 and $7,156 for the year ended June 30, 1999. The shares were valued at approximately $0.25 per share which is management's best estimate considering the Company's financial position, the life of the options, management's estimate of the expected price of the underlying stock once trading begins, the expected volatility of the stock, expected dividends and current risk-free interest rates. The liability to the eligible participants is considered a current liability and is included in accrued liabilities on the accompanying balance sheets. The employees do not have to contribute any capital to obtain the shares. The following table discloses the key elements of the plan for the related periods:

                                     November 30,   November 30,     June 30,
                                       -------        -------        -------
                                         2000          1999           1999
                                       -------        -------        -------
  Shares outstanding at the
    beginning of the period            106,519        106,519        114,498
  Shares outstanding at the
    end of the period                  101,680        106,519        106,519
  Shares exercisable at the
    end of the period                  101,680         26,630         26,630
  Shares granted during
    the period                               0              0              0
  Shares exercised during
    the period                               0              0              0
  Shares forfeited during
    the period                           4,839              0          7,979

 With the recapitalization and merger, each of the exercisable shares above can be converted into 2.25641 shares of ESPO's common stock. The total ESPO's common stock to be issued will be 229,432 shares.


 Note 11 - Commitments

 The Company rents office space, equipment and warehouse facilities under non-cancelable operating leases. Total rent expense was approximately $214,000 for the year ended November 30, 2000, $122,000 for the five months ended November 30, 1999 and $440,000 for the year ended June 30, 1999. Future minimum lease payments are as follows for the years ending November 30:

                 2001                  $   376,853
                 2002                      182,519
                 2003                       99,210
                 2004                       84,424
                 2005                       32,330
                 Thereafter                      0
                                        ----------
                                       $   775,336
                                        ==========

 The Company has a royalty agreement to pay $375,000 by March 2001. The agreement is subordinated to the debt owed the financing company discussed in Note 5 therefore, no payments were made during 2000. The balance is classified as a current liability on the balance sheet.

 The Company has a royalty agreement with a third party for sales of multi-wire boards. Total royalty expense was approximately $124,000 for the year ended November 30, 2000, $41,000 for the five months ended November 30, 1999, and $101,000 for the year ended June 30, 1999. The royalty agreement is for a ten-year period ending December 31, 2003 and is automatically extended for subsequent five-year periods. Either party may terminate at the end of the ten-year or five-year periods.


 Note 12 - Options and Warrants

 In conjunction with a financing agreement executed in October 1997, PI issued warrants for the purchase of 10% of the authorized number of shares of common stock for $2,000,000. The warrants are exercisable through October 22, 2002. Using an option-pricing model, management determined the warrants had no value.

 On November 2, 2000, the Company granted 100,000 options to each of three employees to purchase Company stock for $1.00 per share. The options are fully vested and expire November 2005 or the last day of employment if prior to that date. Due to the restricted nature of the stock, the financial position of the Company, the limited public float the options have been estimated to have no significant value In accordance with FAS 123, Accounting for Stock-Based Compensation, the Company used an option-pricing model to estimate a fair value of approximately $100,000 for the options.


 Note 13 - Preferred Stock

 As discussed in Note 1, the Company completed a recapitalization through a reverse acquisition merger with ESPO's. Subsequent to the transaction, the board of directors authorized preferred stock by amendment to the Company's Articles of Incorporation. In conjunction with the Merger, the board of directors authorized the exchange of Performance Interconnect Series A preferred stock ($10 par; 2,000,000 shares authorized; 2,452 shares issued and outstanding; 6% dividend on the liquidation preference of $4,960,574) with the Company's Series A Preferred stock as described below. The Company's preferred stock consists of 1,000,000 authorized shares with a par value of $0.01 and a redemption value of $1,000 per share. The redemption value is used for the calculation and payment of dividends as there is no mandatory redemption feature associated with this stock. Preferred stock consists of the following:

   Series A, 3,000 shares (non-voting) authorized, issued and outstanding with cumulative dividends paying 8% in year one, 10% in year two, 12% in year three, 14% in year four, and 16% yearly thereafter. Series A was issued in exchange for all of the existing preferred stock of PI, the
   Series A stock redemption fund and the payables associated with the sinking fund and dividends declared but unpaid. The consummation of this transaction increased additional paid-in capital by approximately $2,225,000 and approximately $2,228,000 at November 30, 1999 and June 30, 1999, respectively, as the transaction has been retroactively applied tothose periods.

   Series B,  900 shares (non-voting) authorized,  6% convertible stock  with dividends payable quarterly in cash. The stock may be converted into 300,000 shares of common stock (at a conversion rate of $3.00 per share) through 2004. During the year ended November 30, 2000, 90 shares were converted into 30,000 shares of common stock yielding 810 shares issued and outstanding at November 30, 2000. During the period ended November 30, 1999, the Company received shares valued at $900,000 of a publicly traded company in exchange for Series B preferred stock. However, the preferred stock was issued subsequent to November 30, 1999; therefore, $900,000 of Series B preferred stock was classified as subscribed, funded and unissued as of November 30, 1999.

   Series C, 10,000 shares (non-voting) authorized, 7,300 shares issued and outstanding. The dividends are cumulative, accrue at 12% and are payable monthly. The dividends and liquidation preferences are superior to all other classes of capital stock. The stock was issued to a related party in exchange for the assumption of approximately $3,560,000 of debt.


 Note 14 - Continued Operations

 As discussed previously, the Company facilitated the acquisition of certain assets of PCDI and subsequently moved all manufacturing and corporate operations of the Company to the leased facility previously occupied by PCDI. This move was viewed as an effort to apply corporate overhead to a larger manufacturing base.

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

 For the year ended November 30, 2000, the Company continued to experience significant losses, had negative cash flow from operations, and had negative working capital. At November 30, 2000, the accumulated deficit was $6,225,752 and total equity was only slightly positive due to the conversion of debt to equity.

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


 Note 15 - Subsequent Event

 Subsequent to November 30, 2000, the Company authorized 5,000 shares of $0.01 par Series D preferred stock. The stock will pay 4% dividends computed on liquidation value of $2,000 per share. Dividends will accrue on the first day of the fourth year after the date any shares of the Series D preferred are first issued. The Series D shares are subordinate in liquidation to Series A, B, and C . Through February 28, 2001, the Company had sold and issued 350 shares for $350,000.


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


                               ESPO'S INC.


                               By /s/ D. Ronald Allen
                               ----------------------
                               D. Ronald Allen
                               Chairman and CEO

                               Date; September 17, 2001