Form 10QSB
period 2001-08-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2001-10-15
CIK 1069562

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

 For the transition period from June 1, 2001  to August 31, 2001
 Commission file number 1-15821


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

      Transitional Small Business Disclosure Format (Check one):
                        Yes  [ X  ]  No  [   ]

                      PART 1 - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


          Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                         Consolidated Balance Sheets

 -----------------------------------------------------------------------------

                                                    August 31,     November 30,
                                                  -------------   ------------
                                                       2001            2000
                                                  -------------   ------------
 ASSETS                                             (Unaudited)
 Current assets:
 Cash                                            $       11,745  $      13,681
 Trade accounts receivable, net                       1,393,121        998,151
 Other receivables                                        6,073         21,489
 Inventory                                            1,421,339      1,040,099
 Prepaid expenses                                        40,999         62,491
                                                  -------------   ------------
         Total current assets                         2,873,277      2,135,911
                                                  -------------   ------------

 Property and equipment, net of depreciation          2,103,901      2,427,643
                                                  -------------   ------------
 Other assets:
 Goodwill, net of amortization                          488,420        498,038
 Loan origination fees, net of amortization              15,431         21,504
 Deposits                                                 9,705          7,280
                                                  -------------   ------------
                                                        513,556        526,822
                                                  -------------   ------------

         Total assets                            $    5,490,734  $   5,090,376
                                                  =============   ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Short-term borrowings                           $    1,486,487  $     811,011
 Accounts payable                                     1,523,913      1,178,637
 Accrued expenses                                       619,595        692,178
 Royalty payable                                        375,000        375,000
 Current maturities of long-term debt                     5,593        530,243
 Lines of credit  and note payable                      401,924        622,833
 Note payable - related party                           503,505              -
                                                  -------------   ------------
         Total current liabilities                    4,916,017      4,209,902
                                                  -------------   ------------
 Noncurrent liabilities:
 Long-term debt, net of current maturities               61,327        705,572
                                                  -------------   ------------
 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; 1,000,000
   shares authorized:
 Series A - 8% cumulative dividends increasing
   to 10% in 2000; $1,000 per share redemption
   value; 5,000 shares authorized, 3,000
   issued and outstanding                                    30             30
 Series B - convertible 6%; $1,000 per share
   redemption value; 900 shares authorized,
   810 shares issued and outstanding                          8              8
 Series C - 12% cumulative dividends; $1,000
   per share redemption value; 15,000 shares
   authorized, 13,300 shares issued and
   outstanding                                              133             73
 Series D - 4% cumulative dividends; $2,000
   per share redemption value; 5,000 shares
   authorized, 550 shares issued and outstanding              6              -
 Additional paid-in capital, preferred stock          9,143,057      5,981,317
 Common stock; par value  $0.01; 25,000,000
   shares authorized, 6,013,530 shares
   issued and outstanding                                60,135         59,710
 Additional paid-in capital, common stock               444,091        359,516
 Accumulated deficit                                 (9,134,071)    (6,225,752)
                                                  -------------   ------------
         Total stockholders' equity (deficit)           513,389        174,902
                                                  -------------   ------------
         Total liabilities and stockholders'
           equity (deficit)                      $    5,490,734  $   5,090,376
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


         Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                    Consolidated Statements of Operations

 ------------------------------------------------------------------------------------------------

                                        Three           Three            Nine            Nine
                                     Months Ended    Months Ended    Months Ended    Months Ended
                                   August 31, 2001 August 31, 2000 August 31, 2001 August 31, 2000
                                      ----------      ----------      ----------      ----------
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

 Net sales                           $ 2,713,333     $ 2,562,632     $ 6,090,915     $ 6,869,053

 Cost of sales                         2,566,203       2,121,236       6,548,898       6,396,275
                                      ----------      ----------      ----------      ----------
 Gross profit (loss)                     147,130         441,396        (457,983)        472,778
                                      ----------      ----------      ----------      ----------
 Expenses:
 General and administrative              768,873         578,106       1,977,905       1,656,376
 Depreciation and amortization             7,420          10,882          22,260          29,700
 Loss on disposal of equipment                 -             265               -             716
                                      ----------      ----------      ----------      ----------
                                         776,293         589,253       2,000,165       1,686,792
                                      ----------      ----------      ----------      ----------
 Loss from operations                   (629,163)       (147,857)     (2,458,148)     (1,214,014)
                                      ----------      ----------      ----------      ----------
 Other income (expense):
 Interest expense                       (197,994)       (132,389)       (450,246)       (513,855)
 Miscellaneous income (expense)                -           2,170              75          82,133
                                      ----------      ----------      ----------      ----------
                                        (197,994)       (130,219)       (450,171)       (431,722)

 Loss before provision
 for income taxes                       (827,157)       (278,076)     (2,908,319)     (1,645,736)

 Provision for income taxes                    -               -               -               -
                                      ----------      ----------      ----------      ----------
 Net loss                            $  (827,157)    $  (278,076)    $(2,908,319)    $(1,645,736)
                                      ==========      ==========      ==========      ==========
 Loss available to common stock      $  (996,254)    $  (510,576)    $(3,627,419)    $(2,030,036)
                                      ==========      ==========      ==========      ==========
 Loss per share - basic              $     (0.17)    $     (0.09)    $     (0.60)    $     (0.34)
                                      ==========      ==========      ==========      ==========
 Loss per share - diluted            $     (0.17)    $     (0.09)    $     (0.60)    $     (0.34)
                                      ==========      ==========      ==========      ==========


        The accompanying notes are an integral part of the consolidated financial statements.



         Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                     Consolidated Statements of Cash Flows

 ------------------------------------------------------------------------------------

                                                             Nine         Year Ended
                                                         Months Ended     November 30,
                                                       August 31, 2001       2000
                                                         -----------      -----------
                                                         (Unaudited)
 Cash flows from operating activities:
 Net loss                                               $ (2,908,319)    $ (2,775,890)
                                                         -----------      -----------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                             394,874          645,486
   Issuance of common stock for services                      85,000                -
   Impairment expense                                              -          536,330
   Issuance of stock options                                       -          100,000
   Gain on sale of securities                                      -          (81,695)
   Changes in operating assets and liabilities:
     (Increase) decrease in  trade accounts receivable      (394,970)          97,368
     Decrease in other receivables                            15,416           92,704
     Increase in inventory                                  (381,240)        (143,657)
     (Increase) decrease in prepaid expenses                  21,492          (27,098)
     (Increase) decrease in other assets                      (2,425)         (21,123)
     Increase (decrease) in accounts payable                 445,567          (65,026)
     Increase in accrued expenses                            768,188           68,946
                                                         -----------      -----------
       Total adjustments                                     951,902        1,202,235
                                                         -----------      -----------

 Net cash used in operating activities                    (1,956,417)      (1,573,655)

 Cash flows from investing activities:
   Acquisition of property and equipment                     (55,441)        (186,547)
   Proceeds from sale of securities                                -          531,695
                                                         -----------      -----------
 Net cash provided by (used in) investing activities         (55,441)         345,148
                                                         -----------      -----------

 Cash flows from financing activities:
   Proceeds from sale of stock                               557,000           25,000
   Return of capital                                        (301,791)        (615,797)
   Proceeds from short-term borrowings, notes payable
     and line of credit                                    7,651,471        8,903,822
   Payments on short-term borrowings, notes payable
     and line of credit                                   (6,122,169)      (9,170,311)
   Proceeds from long-term debt                               30,000        2,097,048
   Payments on long-term debt                                 (9,060)          (5,174)
   Proceeds from line of credit - related party            3,674,476            7,600
   Payments on line of credit - related party             (2,470,005)               -
   Proceeds from note payable - related party                229,272                -
   Payments from note payable - related party               (229,272)               -
                                                         -----------      -----------
 Net cash provided by financing activities                 2,009,922        1,242,188
                                                         -----------      -----------
 Increase (decrease) in cash                                  (1,936)          13,681

 Cash, beginning of period                                    13,681                -
                                                         -----------      -----------
 Cash, end of period                                    $     11,745     $     13,681
                                                         ===========      ===========

        The accompanying notes are an integral part of the consolidated financial statements.


         Integrated Performance Systems, Inc. (Formerly ESPO's, Inc.)
                  Notes to Consolidated Financial Statements
                         August 31, 2001 (Unaudited)


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

 INVENTORY

 Inventories consist primarily of the following:

                                 August 31,       November 30,
                                    2001              2000
                                 ----------        ----------
                                 (Unaudited)

            Finished goods      $         -       $         -
            Work in progress        798,470           490,636
            Raw materials           622,869           549,463
                                 ----------        ----------
            Total inventory     $ 1,421,339       $ 1,040,099
                                 ==========        ==========



 EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At August 31, 2001and 2000, the weighted average number of shares outstanding was 5,989,011 and 5,945,600, respectively, for the nine months ended and 6,013,530 and 5,945,600, respectively, for the third quarter.

 Diluted earnings (loss) per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. To compute the weighted average number of shares outstanding for the calculation of the diluted earnings (loss) per share, the number of shares vested in the employee stock option plan must be included in the denominator on a weighted average basis. At August 31, 2001 and 2000, the weighted average number of shares outstanding were 6,513,530 and 5,945,600, respectively, for the nine months.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended August 31, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the nine months ended August 31, 2001.

 Results of Operations

      Revenue Sales for the nine months ended August 31, 2001 were $6,090,915, a decrease of 11.33% over sales of $6,869,053 for the comparable period in 2000. Sales for the quarter ended August 31, 2001 were $2,713,333, an increase of 5.88% over sales of $2,562,632 for the comparable period in 2000. The nine months ended August 31, 2001 reflects the general weakness in the economy during this period. In addition, this also reflects significant reduction in orders by one customer due to over stocking and weak demand. The demand for the Company's products continued its growth during this quarter as indicated by the backlog of unshipped orders. Backlog of unshipped orders at August 31, 2001 was $3,327,540 versus $2,295,880 at August 31, 2000, or an increase of 44.93%.

      Gross Profit Cost in excess of sales for the nine months ended August 31, 2001 was $457,983, versus a gross profit of $472,778 in the same period last year. For the quarter ended August 31, 2001, the gross profit was $147,130 compared to a gross profit of $441,396 for the quarter ended August 31, 2000.

      Operating Expenses For the quarter ended August 31, 2001 operating expenses were $776,293 compared to $589,253 for the comparable quarter of 2000. For the nine-month periods, expenses 2,000,165 and $1,686,792, respectively. These expenses should remain relatively constant for the remainder of the year.

      Other Income and Expenses For the August 31, 2001 quarter, net other expense was $197,994 compared to $130,219 for the prior year. For the nine month periods, net other expense was $450,171 for 2001 versus $431,722 for 2000. This reflects the reduced interest expense as debt was converted to equity during the previous year and the effect of the gain on marketable securities in the previous year.

      Liquidity and Cash  Resources   For the  nine months  ended August  31,
 2001, the Company reported a net loss of $2,908,319, as compared to the loss of $1,645,736 reported for the comparable period in 2000.

      Cash resources of $2,897,478 were used for operations for the nine months ended August 31, 2001, with investment in property and equipment using $55,441, for a total usage of $2,952,919. The prior year amounts were $1,573,655 cash used for operations, and $345,148 from investment, totaling $1,228,507 used. During the current fiscal year, these needs were met primarily through debt financing and issuance of preferred stock, while needs for the prior year were provided primarily by debt financing.

                                Other Matters

 Cash Flow

 During the nine months ended August 31, 2001, the Company exchanged approximately $940,000 of various accrued liabilities and payables plus approximately $2,460,000 of debt for 6,000 shares of Class C Preferred Stock. In addition, the Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.

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


                                          Integrated Performance Systems Inc.

 Date: October 15, 2001                   By: /s/ D. Ronald Allen
                                              --------------------------
                                              D. Ronald Allen, President