Form 10KSB40
period 2001-11-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2002-03-15
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB


 [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended November 30, 2001

                               File No. 0-30794

                     Integrated Performance Systems Inc.
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

 Issuer's telephone number (972) 335-5157
 ----------------------------------------------------------------------------

 Securities registered under Section 12(b) of the Exchange Act:

           Title of each class      Name of each exchange on which registered

                none
 --------------------------------   -----------------------------------------


 Securities registered under Section 12(g) of the Exchange Act:

           Title of each class      Name of each exchange on which registered

                  common              National Daily Quotation Sheets
 --------------------------------   -----------------------------------------


 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 [X] Yes [ ] No

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 State issuer's revenues for its most recent fiscal year. $8,235,431

 State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                 $10,933,403

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,074,113 shares (There is only one class of common.)

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

                                PART I

 Item 6. Description of Business.

   (a)     Narrative Description of Business.

   (1)     Business done and intended to be done

   Integrated Performance Systems Inc. ("the Company") is a New York corporation chartered on November 29, 1990, with the name "Espo's Inc.". The Company formerly manufactured and sold clothing and accessories and sold and rented sporting goods and gave lessons for the sporting goods which it sold or rented. In December of 1999 the Company divested itself of all its assets and traded shares of its common stock to shareholders of Performance Interconnect Corp. in exchange for their stock in Performance Interconnect Corp. By Certificate of Amendment of the Certificate of Incorporation dated March 30, 2001, filed April 4, 2001, the name of the Company was changed to Integrated Performance Systems Inc.

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

                (1) High reliability (military) RF (radio frequency) circuit boards.

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

   Overview

   Integrated Performance Systems, Inc. (formerly ESPO's, Inc.) ("The Company") is a contract manufacturer of quality, high performance circuit boards located in Frisco, Texas, just north of Dallas. The Company's products are used in computers, communication equipment, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

   The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter and year ended November 30, 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-KSB for the year ended November 30, 2001.

   Results of Operations

   Revenues Sales for the quarter ended November 30, 2001 were $2,144,516, a slight decrease of 2.17% from sales of $2,191,984 for the comparable period in 2000.

   For the year ended November 30, 2001, sales were $8,235,431, a 9.11% decrease as compared to $9,061,037 for the year ended November 30, 2000. The decrease in sales for the year can be attributed to the slow down in the telecommunications industry and the events of September 11, 2001. Backlog at November 30, 2001 was $2,514,367 versus $2,014,895 at November 30, 2000. This 24.79% increase provides a solid basis for the coming year.

   Gross Profit/(Loss) The quarter ended November 30, 2001 had a gross loss of $110,399 versus a gross profit of $255,772 in the same quarter of 2000. The deterioration of profit is attributed to the same factors as the decrease in revenue and the fact that staffing was not reduced until mid-to late quarter. Prior to the down turn and tragic events the company had increased staff in effort to handle an anticipated order upturn.

   Operating Expenses For the quarter ended November 30, 2001 operating expenses were $1,264,616 compared to $1,275,715 for the comparable quarter of 2000. For the year ended November 30, 2001, expenses of $3,264,781 exceeded the $2,962,507 reported for the 2000 period, primarily because of larger administration costs needed for the growing organization. Additionally, management wrote off $127,814 in the net book value of assets considered to be under utilized as compared to $550,079 in net book assets that were written off in 2000. These impaired assets were machinery and equipment used in multi-wire circuit boards manufacturing considered excess due to a marketing strategy change made in the fourth quarter of 2000. The assets are in storage awaiting further disposition. In addition, there was a write off of $485,213 in net book value of Goodwill as a result of management's determination that the carrying value of such asset was impaired.

   Other Income and Expenses The November 30, 2001 quarter net other expense was $208,605 compared to $110,211 for the prior year. The 2001 net expense was $658,776, an increase over the $541,933 of the prior year. These amounts reflect changes in debt levels at the Company during the respective periods and other miscellaneous income and expense items.

   Liquidity and Cash Resources For the quarter ended November 30, 2001, The Company reported a net loss of $1,583,620, as compared to the loss of $1,130,154 reported for the comparable period in 2000. The 2001 numbers are losses of $4,491,939 for the current year and $2,775,890 for the prior year. The increase in net loss is primarily the result of the decrease in revenue as discussed above. The Company expects to show an increase in profitability beginning in the second quarter of its year ended November 30, 2002.

   Cash resources of $1,905,856 were used for operations for the year ended November 30, 2001, with investment in property and equipment using $56,870 for a total usage of $1,962,726. The prior year amounts are $1,573,655 for operations, and $186,547 for investment, totaling $1,760,202. During the current fiscal year these needs were met primarily through issuance of preferred stock and long term debt, while needs for the prior year were provided primarily by debt financing.

   Other Matters, Cash Flow During the year ended November 30, 2001, The Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.


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

 Before  the  December  1999  transaction  in  which  the  Company   acquired
 Performance Interconnect Corp. the Company's principal executive offices were in East Hampton, New York.


 Item 8.  Directors, Executive Officers and Significant Employees

 The term of office of each of the directors and directors is one year, beginning on the date of the annual meeting of shareholders, which is held within five months after the end of the fiscal year on November 30.

 D. Ronald Allen, President, Chairman of the Board and Director, age 51. Mr. Allen is a financial consultant and C.P.A. located in Dallas, Texas. From 1971 to 1984, he worked as a tax accountant becoming a partner with KPMG Main-Hurdman prior to its merger with Peat Marwick. Since 1984, Mr. Allen has been an independent consultant and manager of several real estate and venture capital investments in both private and public companies.

 W. C. (Bill) Robinette, Jr., Chief Executive Officer, age 59. Mr. Robinette has served as the Company's Chief Executive Officer since January, 2001. He has a B.S. and M.S. in physics from Texas A&M University with graduate study at Purdue University. He holds six patents in semiconductor process and interconnect technology. Mr. Robinette began his career at Texas Instruments in the Semiconductor Research Development Labs. He was the co-founder, chairman and CEO of MicroModule Systems (a multi-chip subsystems company), Group Manager - Digital Equipment Low End Systems Manufacturing Business (a $4,000,000,000 enterprise), World Wide Manufacturing Vice President for Mostek Corporation, manager Greenfield construction and startup of Semiconductor Operation in Ireland. He has served on the Board of Directors of the North Caroline Microelectronics Center and as an
 alternate Board Member of Sematech. Mr. Robinette is a co-founder of MentorVest, a mentoring and business solutions firm.

 Brooks Harman, Secretary and Director, age 54. Mr. Harman has been an officer and Director of Performance Interconnect since it was first organized in 1996, originally serving as Vice President and, since February of 1999 as Chief Operating Officer. He has spent the past fifteen years as a consultant and guiding companies and individuals through financial restructuring. In addition to consulting, Mr. Harman has also been involved in real estate sales and investments.

 Steve Hallmark, Account Executive, age 49. Mr. Hallmark has over twenty years of experience in manufacturing, the last twelve with PC Dynamics. With PC Dynamics he has held positions as Engineering Manager, Quality Manager, and Sales Manager. Mr. Jordan's responsibility is sales, and he is concentrating his efforts on the military RF circuit board market.


 Item 9.  Remuneration of Directors and Officers.

 The following chart shows the aggregate annual remuneration of the three highest paid persons who are officers as a group during the Company's last fiscal year:

                               Capacities in which           Aggregate
   Identity of group           remuneration was received     Remuneration

   Three highest paid persons  As employees (salary)           $336,800
   who are officers as a group
   during the Company's last
   fiscal year


 Item 10.  Security Ownership of Management and Certain Security Holders.

   (a)    Voting securities and principal holders thereof.

      (1) Each of the three highest paid persons who are officers and directors of the Company:


   Title of     Name and address                         Amount      Percent of
    Class          of owner                              owned         Class

   common       D. Ronald Allen holds the power
   stock        to vote:

                  Associates Funding Group            1,249,244 shs.   20.57%
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas, TX 75248

                  Winterstone Management, Inc.          905,244 shs.   14.90%
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas , TX 75248

                  B.C. & Q. Corp.                       849,485 shs.   13.99%
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas 75248

                Brooks Harmon holds the power
                to vote:

                  Summit Innovations                    692,975 shs.   11.41%
                  10501 FM 620 East
                  Frisco, Texas 73035

                W. C. (Bill) Robinette, Jr.             231,200 shs. 1 13.81% 1
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas 75248

                1  Mr. Robinette has options to acquire this stock;
                   see (d) below.


      (2) All officers and directors as a group:


   Title of     Name and address                         Amount      Percent of
    Class          of owner                              owned         Class

   common       All officers and directors            3,928,148 shs. 2 64.67% 2
   stock             as a group


                2 Including the shares which Mr. Robinette has options to acquire; see (1) above and (d) below..


      (3) Each shareholder who owns more than 10% of any class of the Company's securities, including those shares subject to outstanding options:


   Title of     Name and address                         Amount      Percent of
    Class          of owner                              owned         Class

   common       D. Ronald Allen holds the
   stock        power to vote:

                  Associates Funding Group            1,249,244 shs.   20.57%
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas , TX 75248

                  Winterstone Management, Inc.          905,244 shs.   14.90%
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas , TX 75248

                  B.C. & Q. Corp.                       849,485 shs.   13.99%
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas , TX 75248

                Ed Stefanko holds the power
                 to vote:

                  Stefanko Children's Irrevocable       932,041        15.34%
                  Trust
                  17300 N. Dallas Pkwy.
                  Suite 2040
                  Dallas , TX 75248

                Brooks Harmon holds the power
                to vote:

                  Summit Innovations                    692,975 shs.   11.41%
                  10501 FM 620 East
                  Frisco, TX 73035

   (b) D. Ronald Allen holds the power to vote the securities of Associates Funding Group, Winterstone Management, Inc., and B. C. & Q. Corp. Ed Stefanko holds the power to vote the securities of Stefanko Children's Irrevocable Trust. Brooks Harman holds the power to vote the securities of Summit Innovations.

   (c)    Non-voting securities and principal holders thereof:

      (1) Each of the three highest paid persons who are officers or directors of the Company:


   Title of Class                   Name and address          Amount Percent of
                                    of owner                  owned     Class

 Series A Cumulative Preferred    Controlled by D. Ronald Allen:
 Stock; $0.01 par value; redemp-
 tion value of $1,000 per share   CMLP Group Ltd.             1,770 shs.  59%;
 dividends of 8% the first year,  17300 North Dallas Parkway
 10% the second year, 12% the     Suite 2040
 third year, 14% the fourth       Dallas, TX 75248
 year and 16% thereafter.
                                  Winterstone Management Inc. 1,230 shs.  41%
                                  17300 North Dallas Parkway
                                  Suite 2040
                                  Dallas, TX 75248

                                  Brooks Harmon                    None    0%
                                  10501 FM 620 East
                                  Frisco, TX 73035

                                  W. C. (Bill) Robinette, Jr.      None    0%
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248

   Series B Convertible           D. Ronald Allen                  None    0%
   Preferred Stock; $0.01 par     17300 N. Dallas Pkwy
   value; dividends at rate of    Suite 2040
   6% of redemption value per     Dallas, Texas 75248
   year, convertible into the
   Company's common stock         Brooks Harmon                    None    0%
   at the rate of $3.00 per       10501 FM 620 East
   share for five years.          Frisco, Texas 73035

                                  W. C. (Bill Robinette, Jr.)      None    0%
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248

   Series C Cumulative            D. Ronald Allen                  None    0%
   Preferred Stock; $0.01 par     17300 N. Dallas Pkwy.
   value: redemption value of     Suite 2040
   $1,000 per share; dividends    Dallas, TX 75248
   at rate of 12% of redemption
   value per year.                Brooks Harmon                    None    0%
                                  10501 FM 620 East
                                  Frisco, TX 73035

                                  W. C. (Bill Robinette, Jr.)      None    0%
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248

   Series D 0-coupon              D. Ronald Allen                  None    0%
   Convertible Preferred Stock,   17300 N. Dallas Pkwy.
   $0.01 par value; redemption    Suite 2040
   value of $2,000 per share;     Dallas, TX 75248
   dividends at rate of $3.00
   per share; convertible at      Brooks Harmon                    None    0%
   the rate of $3.00 per share.   10501 FM 620 East
                                  Frisco, Texas 73035

                                  W. C. (Bill Robinette, Jr.)      None    0%
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248


      (2)  All officers and directors as a group:


   Title of Class                       Amount owned         Percent of Class

   Series A Cumulative Preferred          3,000 shs.               100%
   Stock; $0.01 par value; redemp-
   tion value of $1,000 per share;
   dividends of 8% the first year,
   10% the second year, 12% the
   third year, 14% the fourth
   year and 16% thereafter.

   Series B Convertible                         None                 0%
   Preferred Stock; $0.01 par
   value; dividends at rate of
   6% of redemption value per
   year, convertible into the
   Company's common stock
   at the rate of $3.00 per
   share for five years.

   Series C Cumulative                          None                 0%
   Preferred Stock; $0.01 par
   value: redemption value of
   $1,000 per share; dividends
   at rate of 12% of redemption
   value per year.

   Series D 0-coupon                            None                 0%
   Convertible Preferred Stock,
   $0.01 par value; redemption
   value of $2,000 per share;
   dividends at rate of $3.00 per
   share; convertible at the rate
   of $3.00 per share.

      (3)  Each shareholder  who owns  more  than 10%  of  any class  of  the
           Company's  securities,   including   those   shares   subject   to
           outstanding options:


   Title of Class                   Name and address          Amount Percent of
                                    of owner                  owned     Class

 Series A Cumulative Preferred    Controlled by D. Ronald Allen:
 Stock; $0.01 par value; redemp-
 tion value of $1,000 per share;  CMLP Group Ltd.             1,770 shs.  59%
 dividends of 8% the first year,  17300 North Dallas Parkway
 10% the second year, 12% the     Suite 2040
 third year, 14% the fourth       Dallas, TX 75248
 year and 16% thereafter.
                                  Winterstone Management Inc. 1,230 shs.  41%
                                  17300 North Dallas Parkway
                                  Suite 2040
                                  Dallas, TX 75248

 Series B Convertible             Nations Corp.                 870 shs. 100%
 Preferred Stock; $0.01 par       17300 North Dallas Parkway
 value; dividends at rate of      Suite 2040
 6% of redemption value per       Dallas, TX 75248
 year, convertible into the
 Company's common stock
 at the rate of $3.00 per
 share for five years.

 Series C Cumulative              Syspower Corp.            12,075 shs.  100%
 Preferred Stock; $0.01 par       17300 North Dallas Parkway
 value: redemption value of       Suite 2040
 $1,000 per share; dividends      Dallas, TX 75248
 at rate of 12% of redemption
 value per year.

 Series D 0-coupon                                                 None    0%
 Convertible Preferred Stock,
 $0.01 par value; redemption
 value of $2,000 per share;
 dividends at rate of $3.00 per
 share; convertible at the rate
 of $3.00 per share.


   (d)     Options, warrants and rights:


                           Title and amount of
                           securities called for
   Name of                 by options, warrants   Exercise   Date of
   holder                  or rights              price      exercise

   W. C. (Bill) Robinette  common stock          $1.50 per    5 - year period
                           231,200 shares        share        ending no later
                                                              than November
                                                              30, 2006

   (e)     The Company has no parent company.



                                PART II

 Item 1. Market for Common Equity and Related Stockholder Matters.

   (a)     Market Information

      (1) The principal market where the Company's common equity is traded is the National Daily Quotation Sheets.

      (2)  The amount of common equity -

           (i)  that  is  subject  to  outstanding  options  or  warrants  to
           purchase or securities convertible  into, common equity:   231,200
           shares.

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

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                      Consolidated Financial Statements

                             For the Years Ended
                          November 30, 2001 and 2000

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                              Table of Contents

 ---------------------------------------------------------------------------

                                                                      Page
                                                                      ----

 Independent Auditors' Report                                           1

 Consolidated Financial Statements:

           Consolidated Balance Sheet                                   2

           Consolidated Statements of Operations                        3

           Consolidated Statements of Stockholders' Equity (Deficit)    4

           Consolidated Statements of Cash Flows                        5

           Notes to Consolidated Financial Statements                 6 - 17

 INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders
 INTEGRATED PERFORMANCE SYSTEMS, INC.
 Frisco, Texas

 We have audited the accompanying consolidated balance sheet of Integrated Performance Systems, Inc. (the Company) (formerly know as ESPO's) as of November 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2001 and the consolidated results of its operations and cash flows for the years ended November 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,491,939 for the year ended November 30, 2001, has incurred substantial net losses for each of the years presented herein and has an accumulated deficit of $10,717,691 as of November 30, 2001. The Company continues to experience cash flow difficulties and has negative working capital as of November 30, 2001. These factors and others discussed in Note 15 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 /s/ TRAVIS, WOLFF & COMPANY, L.L.P.

 February 28, 2002

 Dallas, Texas

                      INTEGRATED PERFORMANCE SYSTEMS, INC.

                           Consolidated Balance Sheet

                               November 30, 2001

 -----------------------------------------------------------------------------
 ASSETS
  Current assets:
  Cash                                                             $    53,394
  Trade accounts receivable, net                                     1,218,833
  Other receivables                                                      7,839
  Inventory                                                            851,285
  Prepaid expenses                                                      20,810
                                                                    ----------
          Total current assets                                       2,152,161
                                                                    ----------
  Property and equipment, net                                        1,854,328
                                                                    ----------
  Other assets:
  Loan origination fees, net                                            13,358
  Deposits                                                              46,150
                                                                    ----------
                                                                        59,508
                                                                    ----------
          Total assets                                             $ 4,065,997
                                                                    ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
  Short-term borrowings                                            $   859,258
  Current maturities of long-term debt                                 139,844
  Notes payable                                                        878,607
  Line-of-credit with related party                                    232,818
  Accounts payable                                                   1,631,754
  Accrued expenses                                                   1,096,279
                                                                    ----------
          Total current liabilities                                  4,838,560
                                                                    ----------
 Noncurrent liabilities:
  Long-term debt, net of current maturites                             674,005

 Commitments and Contingencies - Note 12

 Stockholders' equity (deficit):
  Preferred stock; par value $0.01; $1,000 per share redemption value for Series A, B and C; $2.000 per share redemptive
    value for Series D; 1,000,000 shares authorized:
  Series A - 12% cumulative dividends; 3,000 shares authorized,
    issued and outstanding; $3,000,000 liquidation value                    30
  Series B - convertible 6%;  900 shares authorized, 810
    issued and outstanding; $810,000 liquidation value                       8
  Series C - 12% cumulative dividends; 15,000 shares authorized,
    12,075  issued and outstanding; $12,075,000 liquidation value          121
  Series D - 4% cumulative dividends; 5,000 convertible shares authorized, 611 issued and outstanding; $1,222,000
    liquidation value                                                        6
  Additional paid-in capital, preferred stock                        8,562,239
  Common stock; par value  $0.01; 25,000,000 shares authorized;
             6,069,530 shares issued and outstanding                    60,695
  Additional paid-in capital, common stock                             648,024
  Accumulated deficit                                              (10,717,691)
                                                                    ----------
          Total stockholders' deficit                               (1,446,568)
                                                                    ----------
          Total liabilities and stockholders' equity               $ 4,065,997
                                                                    ==========

     The accompanying notes are an integral part of the consolidated financial statements


                      INTEGRATED PERFORMANCE SYSTEMS, INC.

                     Consolidated Statements of Operations


 ---------------------------------------------------------------------------
                                                  Years Ended November 30,
                                                 ---------------------------
                                                     2001           2000
                                                 ------------   ------------
  Net sales                                     $   8,235,431  $   9,061,037

  Cost of sales                                     8,803,813      8,332,487
                                                 ------------   ------------
  Gross profit (loss)                                (568,382)       728,550

  Expenses:
  General and administrative                        2,643,607      2,283,162
  Amortization                                          8,146        143,015
  Impairment expense                                  613,028        536,330
                                                 ------------   ------------
                                                    3,264,781      2,962,507
                                                 ------------   ------------
  Loss from operations                             (3,833,163)    (2,233,957)
                                                 ------------   ------------
  Other income (expense):
  Interest expense                                   (564,557)      (623,344)
  Miscellaneous income (expense)                      (94,219)        81,411
                                                 ------------   ------------
                                                     (658,776)      (541,933)

  Loss before provision for
   income taxes                                    (4,491,939)    (2,775,890)

  Provision for income taxes                                -              -
                                                 ------------   ------------
  Net loss                                      $  (4,491,939) $  (2,775,890)
                                                 ============   ============
  Loss available to common stock                $  (5,946,873) $  (3,391,687)
                                                 ============   ============
  Loss per share - basic                        $       (0.95) $       (0.55)
                                                 ============   ============
  Loss per share - diluted                      $       (0.95) $       (0.55)
                                                 ============   ============

      The accompanying notes are an integral part of the consolidated financial statements

                    INTEGRATED PERFORMANCE SYSTEMS,  INC.

            Consolidated Statements of Stockholders' Equity (Deficit)


  ---------------------------------------------------------------------------------------------------------------------------------
                                          Preferred Stock                                  Common Stock
                                               Additional Subscribed                       Additional
                                                 Paid-in  Funded, and                        Paid-in    Accumulated
                               Shares  Amount    Capital   Unissued     Shares    Amount     Capital       Deficit        Total
                               ------   -----  ----------  ---------  ---------   -------   ----------   ----------    ----------
Balance at November 30, 1999    3,000  $   30  $2,225,705  $ 900,000  5,866,947  $ 58,669   $   (9,294) $(3,449,862)  $  (274,752)
 Issuance of preferred stock,
   Series B                       900       9     899,991   (900,000)         -         -            -            -             -
 Conversion of preferred
   stock, Series B into
   common stock                   (90)     (1)    (89,999)         -     30,000       300       89,700            -             -
 Issuance of preferred stock,
   Series C in exchange
   for debt                     7,300      73   3,561,417          -          -         -            -            -     3,561,490
 Common stock sold                  -       -           -          -     28,666       287       43,313            -        43,600
 Issuance of common
   stock in acquisition
   of subsidiary                    -       -           -          -     45,417       454      135,797            -       136,251
 Issuance of employee
   stock options                    -       -           -          -          -         -      100,000            -       100,000
 Net loss                           -       -           -          -          -         -            -   (2,775,890)   (2,775,890)
 Dividends - preferred stock
   (return of capital)              -       -    (615,797)         -          -         -            -            -      (615,797)
                               ------   -----  ----------  ---------  ---------   -------   ----------   ----------    ----------
Balance at November 30, 2000   11,110     111   5,981,317          -  5,971,030    59,710      359,516   (6,225,752)      174,902
 Issuance of preferred stock,
   Series D                       611       6     610,994          -          -         -            -            -       611,000
 Issuance of preferred stock,
   Series C in exchange
   for debt                     4,775      48   3,424,862          -          -         -            -            -     3,424,910
 Issuance of common stock
   for services                     -       -           -          -     98,500       985      179,308            -       180,293
 Issuance of warrants               -       -           -          -          -         -      109,200            -       109,200
 Net loss                           -       -           -          -          -         -            -   (4,491,939)   (4,491,939)
 Dividends - preferred stock
   (return of capital)              -       -  (1,454,934)         -          -         -            -            -    (1,454,934)
                               ------   -----  ----------  ---------  ---------   -------   ----------   ----------    ----------
Balance at November 30, 2001   16,496  $  165 $ 8,562,239 $        -  6,069,530  $ 60,695  $   648,024 $(10,717,691)  $(1,446,568)
                               ======   =====  ==========  =========  =========   =======   ==========   ==========    ==========

  The accompanying notes are an integral part of the consolidated financial statements

                     INTEGRATED PERFORMANCE SYSTEMS, Inc.

                    Consolidated Statements of Cash Flows

 ------------------------------------------------------------------------------

                                                       Years Ended November 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
 Cash flows from operating activities:
 Net loss                                             $(4,491,939)  $(2,775,890)
                                                       ----------    ----------
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                        550,682       645,486
     Issuance of common stock for services                180,293             -
     Impairment expense                                   613,028       536,330
     Gain on sale of securities                                 -       (81,695)
     Issuance of stock options                                  -       100,000
     Changes in operating assets and liabilities:
      (Increase) decrease in trade accounts receivable   (220,682)       97,368
      Decrease in other receivables                        13,650        92,704
      Decrease (increase) in inventory                    188,814      (143,657)
      Decrease (increase) in prepaid expenses              41,681       (27,098)
      Increase in other assets                            (38,870)      (21,123)
      Increase (decrease) in accounts payable             453,117       (65,026)
      (Decrease) increase in accrued expenses             804,370        68,946
                                                       ----------    ----------
 Total adjustments                                      2,586,083     1,202,235
                                                       ----------    ----------
 Net cash used in operating activities                 (1,905,856)   (1,573,655)
                                                       ----------    ----------
 Cash flows from investing activities:
   Acquisition of property and equipment                  (56,870)     (186,547)
   Collection of note receivable                                -       531,695
                                                       ----------    ----------
 Net cash provided by (used in) investing activities      (56,870)      345,148
                                                       ----------    ----------
 Cash flows from financing activities:
   Return of capital                                     (914,289)     (615,797)
   Net proceeds (payments) from short-term borrowings,
     line-of-credit and note payable                      959,933       (38,802)
   Payments on royalty payable                           (375,000)            -
   Proceeds from long-term debt                           771,923     2,091,874
   Payments on long-term debt                              (5,096)     (220,087)
   Net proceeds from line-of-credit with related party    933,783             -
   Proceeds from sale of stock                            611,000        25,000
   Retirement of preferred stock                           20,185             -
                                                       ----------    ----------
 Net cash provided by financing activities              2,002,439     1,242,188
                                                       ----------    ----------
 Increase in cash                                          39,713        13,681

 Cash, beginning of period                                 13,681             -
                                                       ----------    ----------
 Cash, end of period                                  $    53,394   $    13,681
                                                       ==========    ==========

 For supplemental disclosures of cash flow information, see Note 9.


      The accompanying notes are an integral part of the consolidated financial statements


                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                  Notes to Consolidated Financial Statements
 ----------------------------------------------------------------------------

 Note 1 - Summary of Significant Accounting Policies
 ---------------------------------------------------

 History and organization

 The consolidated financial statements presented herein include the accounts of INTEGRATED PERFORMANCE SYSTEMS, INC. ("IPS") and its wholly owned subsidiaries, PERFORMANCE INTERCONNECT CORP. ("PI"), Varga Investments, Inc. ("VII"), PC DYNAMICS OF TEXAS INC. ("PCD"), CADSOUTH INC. ("CSI"), FIBERCONNEX CORP. ("FCC"), PERFORMANCE APPLICATION TECHNOLOGIES, INC. ("PATI"), PERFORMANCE INTERCONNECT OF NORTH TEXAS, INC. ("PINT"), and NORTH TEXAS PC DYNAMICS, INC. ("NTPCD") (collectively referred to as the
 "Company"). IPS (formerly known as ESPO's, INC.) was incorporated in New York and in 1999 participated in a reverse acquisition merger with PI. During the year ended November 30, 2000, the Company acquired the stock of CSI and FCC. All of the acquisitions were accounted for using the purchase method of accounting. All operations are currently located in North Texas. The Company is involved in the design and manufacture of multi-wire, fiber optic and rf/microwave circuit boards for sale and distribution throughout the United States.

 In February 2000, CSI (a Texas corporation) was incorporated and acquired the assets of CADSouth, Inc. (a Georgia corporation) for $38,750 cash and 45,417 shares of Integrated Performance System's common stock. Activity from the acquisition date through November 30, 2001 has been minimal and is immaterial. The intent was to have CADSOUTH INC. provide engineering and design services to PI and PCD.

 In March  2000, FCC  was established  as a  conduit for  anticipated  future
 opportunities in  the  fiber  optics  arena.   Activity  from  the  date  of
 incorporation through November 30, 2001 has been minimal and is immaterial.

 In March 2001, IPS formed two additional subsidiaries, Performance Interconnect of North Texas (PINT) and North Texas P.C. Dynamics (NTPCD).
 Both companies were formed to replace PI and PCD, respectively and are utilized to facilitate short term borrowings. In addition IPS formed PATI and through November 30, 2001 there has been no activity.

 Principles of consolidation

 All significant inter-company accounts and transactions have been eliminated in consolidation.

 Revenue recognition

 Revenue is recognized upon shipment of finished goods from an approved purchase order.

 Inventory

 The Company's inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.

 Property and equipment

 The majority of the Company's property and equipment was acquired through the acquisitions of certain subsidiaries noted above. These assets are shown at their acquisition value (approximate fair market value) less accumulated depreciation. Subsequent acquisitions of property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the underlying assets ranging from 1.5 to 10 years. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

 In addition, the Company periodically reviews all long-lived assets and associated goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposal of an asset is less than the carrying value, the asset is reduced to fair value. During the last quarter of the year ended November 30, 2001, management determined that the recoverability of certain production equipment and goodwill was doubtful and recognized an impairment loss of approximately $613,000. The loss was recognized as an operating expense in the consolidated statement of operations. During the year ended November 30, 2000, management reconfigured a portion of its production facilities and placed in storage under-utilized duplicate equipment. Management considered these assets totally impaired with no fair market value and thus recognized an impairment loss of approximately $536,000 for the year ended November 30, 2000. The loss was recognized as an operating expense in the consolidated statement of operations.

 Other assets

 Included in other assets are loan origination fees and deposits. Loan origination fees are being amortized using the interest method over the expected life of the loan.

 Income taxes

 The Company uses the asset and liability method for accounting and reporting income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These differences relate primarily to property and equipment, accrued vacation and allowance for doubtful accounts. See Note 8.

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

 The following table represents the concentration of risk associated with major customers that individually account for 10% or more of revenues for the periods presented:

                           Years Ended November 30,
                         ----------------------------
                            2001              2000
                         ----------        ----------
     Customer A         $         -       $ 3,477,000
     Customer B           1,709,498         2,126,000
     Customer C           1,250,467                -
     Customer D           1,317,630                -
     Customer E           1,319,880                -
                         ----------        ----------
                        $ 5,597,475       $ 5,603,000
                         ==========        ==========

 In addition, the Company uses a factor for a select group of receivables. Due to the nature of the receivables factored, the Company accounts for these transactions as short-term borrowings. See Note 5.

 Earnings (loss) per share

 Basic earnings per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At November 30, 2001 and 2000, the weighted average number of shares outstanding was 6,236,633 and 6,167,093, respectively.

 Earnings (loss) per share-continued

 Diluted earnings per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. The warrants discussed in Note 13 and the preferred shares discussed in Note 14 were not included in the diluted net loss per share calculation as the effect would be anti-dilutive. The options discussed in Note 13 were not included in the diluted net loss per share calculation since they were forfeited subsequent to November 30, 2001. At November 30, 2001 and 2000, the weighted average number of shares used in calculating diluted net loss per share was, 6,236,633 and 6,167,093, respectively.

 As discussed in Note 11, the Company had a stock compensation plan, the terms of which were met in the reverse acquisition merger completed in 1999. As a result 229,432 shares became fully vested and satisfied the contingent conditions of the plan. These shares are therefore included in both the basic earnings per share calculation and the diluted earnings per share calculation. The shares were issued subsequent to November 30, 2001.

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

 Accrued liabilities

 The Company accrues expenses that are known to be liabilities at the end of a period. These expenses primarily relate to sales commissions, payroll taxes, ad valorem property taxes, professional fees, stock compensation, royalty payments and interest.


 Note 2 - Inventory
 ------------------

 Inventories consist of the following at November 30, 2001:

      Finished goods                $        -
      Work in progress                 345,999
      Raw materials                    505,286
                                     ---------
      Total inventory               $  851,285
                                     =========

 The Company utilizes batch processing for orders from clients that are part of an existing purchase order and delivery contract. The Company only produces an amount sufficient to complete the order and provide for quality control inspections. Once a batch is complete, it is immediately shipped to the customer, thus eliminating the need to warehouse finished goods.


 Note 3 - Trade Accounts Receivable
 ----------------------------------

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

 Accounts receivable consist of the following at November 30, 2001:


       Trade accounts receivable         $ 1,238,815

       Allowance for bad debts               (19,982)
                                          ----------
       Trade accounts receivable, net    $ 1,218,833
                                          ==========


 Note 4 - Property and Equipment
 -------------------------------

 Property and equipment consist of the following at November 30, 2001:

       Furniture and fixtures            $    67,688
       Computers                             274,453
       Vehicles                               48,136
       Production equipment                2,864,269
       Leasehold improvements                106,728
                                          ----------
                                           3,361,274
       Less accumulated depreciation
            and amortization               1,506,946
                                          ----------
                                         $ 1,854,328
                                          ==========


 Depreciation expense for the year ended November 30, 2001 totaled approximately $542,000, which was included in cost of sales for depreciation on production equipment. In addition, amortization expense of intangible assets totaled approximately $8,000.

 Depreciation expense for the year ended November 30, 2000 totaled approximately $502,000, which was included in cost of sales for depreciation on production equipment. In addition, amortization expense of intangible assets totaled approximately $143,000.


 Note 5 - Short Term Borrowings, Lines-of-Credit and Notes Payable
 -----------------------------------------------------------------

 During the  year  ended November  30,  2000, the  Company  restructured  the majority of  its  external  financing with  a  new  financing  company.  The
 financing  company   acquired  its   position  from   its  predecessor   and
 subsequently funded additional debt to the Company. At November 30, 2000, the financing company provided the following debt instruments to the Company and its subsidiaries:

   * An accounts receivable factoring arrangement of two subsidiaries whereby eligible accounts receivable are sold with recourse to the financing company. The Company receives 85% of the invoiced amount. Upon receipt of payment the Company receives the remaining 15% less interest and fees. Interest accrues at the prime rate (5% at November 30, 2001) plus 2% with the agreement maturing in October 2003. All accounts are considered current liabilities and classified as short-term borrowings on the November 30, 2001 balance sheet. The outstanding balance at November 30, 2001 totaled $859,258.

   * Equipment financing for the production equipment of a subsidiary. On October 4, 2000 the financing company loaned the Company $533,000 due in three years with payments computed on a five-year amortization. Payments are approximately $13,000 per month including interest which accrues at the greater of 13.5% or the prime rate plus 5%. The note has a demand feature, therefore, the entire balance is considered a current liability and is classified as a note payable on the November 30, 2001 balance sheet. The outstanding balance at November 30, 2001 was $411,383. The financing agreement matures on August 27, 2002, but may be extended if neither party gives written notice of termination.

 The collateral for these financing arrangements consist of all of the assets of the Company, guarantees by IPS, all subsidiaries, the majority stockholder, and other corporate related parties which are related through common management or ownership.

 In addition, the Company has a note payable to a vendor and, at November 30, 2001, the balance due was $49,079. The note accrues interest at 10%, and was due December 1, 2001. Subsequent to November 30, 2001 the note balance was combined with the existing accounts payable balance to form a new note payable for $335,035, payable in six monthly payments through July 2002 with interest accruing at 8%.

 During 2001, the Company entered into the following arrangements:

      * A note payable to an individual for $300,000 with interest at 18% and collareralized by inventory and a one-third interest in a joint venture. The note matured December 28, 2001 and is subordinate to the factoring arrangement disclosed above. The note was subsequently extended to June, 2002.

      * A note payable to an individual for $200,000 with interest at 10% and collareralized by certain of the Company's assets. The note has detachable warrants to purchase 140,000 shares of the Company's common stock (see Note 12) and matures in April 2002. The note is subordinate to the factoring arrangement discussed above. The note was discounted by $109,200, which is the fair value assigned to the warrants. The discount is being amortized over the term of loan and at November 30, 2001 approximately $27,000 had been recorded as interest expense.

 The Company has an uncollateralized line-of-credit with its major stockholder whereby the stockholder has agreed to provide funding in the event outstanding checks are presented to the bank and the Company has inadequate funds in its account. These advances are to be repaid upon the Company receiving adequate cash, an equity offering, or will be subsequently exchanged for preferred stock. The borrowings accrue interest at approximately 18% and at November 30, 2001, the outstanding balance was $232,818.


 Note 6 - Long-term Debt
 -----------------------

 Long-term debt consists of the following at November 30, 2001:

   Note  payable  to  a  stockholder  due  August  2002.
   Interest accrues  at 24% and is  due at maturity. The
   note  is collateralized by  a partial  second lien on
   certain assets of the Company.                               $      50,000

   Note payable to a  bank maturing March 2004. The note
   is payable in monthly installments of $586, including
   interest  at 9.74%. The  note is  collateralized by a
   Company vehicle.                                                    15,559

   Note  payable to  an  individual due  September 2004.
   Interest accrues  at 12% and is  payable at maturity.
   The note is unsecured.                                              15,000

   Note  payable to  an individual  due  September 2004.
   Interest accrues  at 12% and is  payable at maturity.
   The note is unsecured                                               15,000

   Note  payable   to  a  third  party   due  May  2004.
   Interest  accrues at the  prime rate (5%  at November
   30, 2001)  plus 1% and is payable monthly.   The note
   is unsecured.                                                      711,649

   Other                                                                6,641
                                                                 ------------
                                                                      813,849
   Less amounts classified as current                                 139,844
                                                                 ------------
   Total long-term debt                                         $     674,005
                                                                 ============


 The minimum annual principal payments on long-term debt are as follows for the years ending November 30:

                    2002       $   139,844
                    2003            95,392
                    2004           578,613
                 Thereafter              -
                                ----------
                               $   813,849
                                ==========


 Note 7 - Accrued Expenses
 -------------------------

 Accrued expenses consisted of the following at December 31, 2001:

      Accrued property taxes                              $      85,840
      Accrued payroll and employee benefits                     131,372
      Accrued officers salary                                   100,000
      Accrued dividends                                         540,645
      Accrued interest                                           92,803
      Other accrued expenses                                    145,619
                                                           ------------
                                                          $   1,096,279
                                                           ============


 Note 8 - Income Taxes
 ---------------------

 Due to losses generated during the periods prior to and including November 30, 2001, the Company has available a net operating loss carryforward of approximately $11,000,000. In view of this loss and the uncertainty of the Company's near-term profitability, management has estimated the Company's current tax liability to be zero. The current estimated net operating losses will expire in the years 2013 through 2021.

 The estimated net deferred taxes consist of the following at November 30, 2001:

   Deferred tax asset                            $  3,530,000
   Deferred tax asset valuation allowance          (3,530,000)
   Deferred tax liability                                   -
                                                  -----------
                                                 $          -
                                                  ===========


 Note 9 - Cash Flow Information
 ------------------------------

 Non-cash transactions

 During the year ended November 30, 2000, the Company executed several major non-cash transactions. As discussed in Note 5, the Company replaced its commercial lender with a financing company. Approximately $1,300,000 of debt was transferred to the new financing company. The Company converted approximately $250,000 of the related party line-of-credit, approximately $1,200,000 of long-term debt and approximately $2,050,000 of related party long-term debt into Series C preferred stock. In addition, the Company converted approximately $18,600 of accrued liabilities into 18,666 shares of common stock.

 During 2001, the Company converted approximately $709,000 of the related party line-of-credit, approximately $552,000 of short-term borrowings, approximately $1,203,000 of long-term debt, approximately $524,000 of dividends payable and approximately $417,000 of accrued liabilities into Series C preferred stock.

 At December 31, 2001, dividends of approximately $540,000 were included in accrued expenses.

 Supplemental information

 Interest paid for the year ended November 30, 2001 and 2000 totaled approximately $430,000 and $600,000, respectively. The Company was not required to and did not pay any income taxes.


 Note 10 - Related Party Transactions
 ------------------------------------

 As discussed in Notes 5 and 6, there are amounts included in the Company's debt and line-of-credit liabilities that are due to related parties. The related accrued interest was approximately $60,000 at November 30, 2001.

 During 2001, the Company purchased the building in which it conducts operations, subsequently sold the building to a related entity and executed a 20-year lease for use of the building. There was no gain or loss attributable to the transaction.


 Note 11 - Stock Compensation
 ----------------------------

 On February 28, 1998, the Board of Directors and management of the Company approved a stock-based compensation plan (the "Plan") for all individuals employed as of March 31, 1998. The original number of shares to be issued was approximately 1,145,000; however, through reverse stock splits, this has been decreased to approximately 114,500 shares. With the recapitalization and merger discussed in Note 1, the eligible employees participating in the plan became fully vested; however, as of November 30, 2001 no shares have been issued. The Company accounts for the fair value of its grants under the Plan in accordance with FAS 123, Accounting for Stock-Based Compensation.

 During the term of the Plan, the related compensation costs have been charged against income including $12,105 for the year ended November 30, 2000. The shares were valued at approximately $0.25 per share which is management's best estimate considering the Company's financial position, the life of the options, management's estimate of the expected price of the underlying stock once trading begins, the expected volatility of the stock, expected dividends and current risk-free interest rates. The employees do not have to contribute any capital to obtain the shares. The following table discloses the key elements of the plan for the related periods:

                                                      November 30,
                                                  ---------------------
                                                    2001         2000
                                                  -------       -------
 Shares outstanding at the beginning
   of the year                                    101,680       106,519

 Shares granted                                         -             -

 Shares exercised                                       -             -

 Shares forfeited                                       -        (4,839)
                                                  -------       -------
 Shares outstanding at the end of the year        101,680       101,680
                                                  =======       =======
 Shares exercisable at the end of the year        101,680       101,680
                                                  =======       =======

 With the recapitalization and merger, each of the exercisable shares above can be converted into 2.25641 shares of INTEGRATED PERFORMANCE SYSTEM's common stock. Subsequent to November 30, 2001, 229,432 shares of INTEGRATED PERFORMANCE SYSTEM's common stock were issued to the applicable employees.


 Note 12 - Commitments
 ---------------------

 The Company rents office space, equipment and warehouse facilities from a related party under non-cancelable operating leases. Total rent expense was approximately $426,000 for the year ended November 30, 2001 and $214,000 for the year ended November 30, 2000. Future minimum lease payments are as follows for the years ending November 30:

                  2002         $   567,852
                  2003             524,938
                  2004             502,424
                  2005             452,331
                  2006             420,000
               Thereafter        6,300,000
                                ----------
                               $ 8,767,545
                                ==========


 The Company has a royalty agreement with a third party for sales of multi-wire boards. Total royalty expense was approximately $44,000 and $124,000 for the years ended November 30, 2001 and 2000, respectively. The royalty agreement is for a ten-year period ending December 31, 2003 and is automatically extended for subsequent five-year periods. Either party may terminate at the end of the ten-year or five-year periods.

 The Company is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations and cash flows.


 Note 13 - Options and Warrants
 ------------------------------

 In conjunction with a financing agreement executed in October 1997, PI issued warrants for the purchase of 10% of the authorized number of shares of common stock for an exercise price of $2,000,000. The warrants are exercisable through October 22, 2002. Using an option-pricing model, management determined the warrants had no value.

 On October 2, 2001, the Company issued a 10% note payable to an individual for $200,000 (see Note 5). The note has detachable warrants to purchase 140,000 shares of the Company's common stock for $1.50 per share. The warrants are immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined a fair value of the warrants of approximately $109,000, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 5.0%, no dividends and volatility of 221%.

 On November 2, 2000, the Company granted 100,000 options to each of three employees to purchase Company stock for $1.00 per share. As of November 30, 2000, there were 300,000 options vested and exercisable. During the year ended November 30, 2001, 100,000 of these options were forfeited leaving 200,000 options exercisable at November 30, 2001. Subsequent to November 30, 2001 the remaining 200,000 options were forfeited. In accordance with FAS 123, Accounting for Stock-Based Compensation, the Company used an option-pricing model to estimate a fair value of approximately $100,000 when the options were issued.


 Note 14 - Preferred Stock
 -------------------------

 The Company's preferred stock consists of 1,000,000 authorized shares with a par value of $0.01 and a redemption value determined in each of the series noted below. The redemption value is used for the calculation and payment of dividends. There is no liquidation preference between the various series of preferred stock. There is no mandatory redemption feature associated with this stock. Preferred stock consists of the following:

   Series A, 3,000 shares (non-voting) authorized, issued and outstanding with cumulative dividends paying 8% in year one, 10% yearly thereafter and a redemption value of $1,000 per share. Series A was issued in exchange for all of the existing preferred stock of PI, the Series A stock redemption fund and the payables associated with the sinking fund and dividends declared but unpaid.

   Series B, 900 shares (non-voting) authorized, 6% convertible stock with dividends payable quarterly in cash and a redemption value of $1,000 per share. The stock may be converted into 300,000 shares of common stock (at a conversion rate of $3.00 per share) through 2004. During the year ended November 30, 2000, 90 shares were converted into 30,000 shares of common stock leaving 810 shares issued and outstanding at November 30, 2001 and 2000.

   Series C, 15,000 shares (non-voting) authorized, 12,075 shares issued and outstanding with a redemption value of $1,000 per share. The dividends are cumulative, accrue at 12% and are payable monthly. The stock was issued to a related party in exchange for the assumption of approximately $3,420,000 of debt and liabilities during the year ended November 30, 2001 and $3,560,000 of debt and liabilities during the year ended November 30, 2000.

   Series D, 5,000 convertible shares authorized (non-voting), 611 shares issued and outstanding with a redemption value of $2,000 per share. The dividends are cumulative and accrue at 4% beginning four years after the date of issuance. The shares may be converted into common stock at a conversion rate of 3.00 per share for five years from the date of issuance. The shares were sold for approximately $611,000.


 Note 15 - Continued Operations
 ------------------------------

 For the year ended November 30, 2001, the Company continued to experience significant losses, had negative cash flow from operations, and had negative working capital. At November 30, 2001, the accumulated deficit was approximately $10,700,000 and total stockholders' deficit was approximately $1,450,000.

 The accompanying financial statements were prepared as if the Company would continue as a going concern and, therefore, contemplate the realization of assets and the liquidation of liabilities in the normal course of business. If the Company is unable to develop profitable operations, generate increased sales, or obtain additional equity participation to cover negative cash flows there is substantial doubt about the Company's ability to continue as a going concern.


 Note 16 - Subsequent Event
 --------------------------

 As noted in Note 5, several notes payable have been renewed and extended.



                               Part III

 Item 1. Index to Exhibits.

 Ex. 2.1  Agreement and  Plan of  Reorganization by  and between  Performance
             Interconnect Corp, its undersigned shareholders and Espo's Inc * Ex. 3.1 Certificate of Incorporation filed in the Office of the Secretary
             of State of the State of New York, November 29, 1990.          *
 Ex. 3.2  Certificate of Amendment of Certificate of Incorporation  filed  in the Office of the Secretary of  State of the State of New  York,
             July 17, 1998                                                  *
 Ex. 3.3  Certificate of Amendment of Certificate of Incorporation  filed  in the Office of the Secretary of  State of the State of New  York,
             October 27, 1998.                                              *
 Ex. 3.4  Certificate of Amendment of Certificate of Incorporation  filed  in the Office of the Secretary of  State of the State of New  York,
             March 20, 2000.                                                *
 Ex. 3.5  Bylaws.                                                           *
 Ex. 3.6  Certificate of Amendment of the Certificate of Incorporation  dated
             March 30, 2001, filed April 4, 2001.                         ***
 Ex. 4.1  Form of letter describing employee stock option plan.             *
 Ex. 4.2  Letter agreement  dated November 29,  1999, providing for  issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred stock
             has not yet actually been issued.                              *
 Ex. 4.3  Letter agreement  dated December 27,  1999, providing for  issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This preferred stock has not yet
             actually been issued.                                          *
 Ex. 4.4  Letter Agreement dated  October 9, 1998, providing for issuance  of preferred  stock  of  Performance  Interconnect  Corporation  in
             exchange for its promissory notes.                             *
 Ex. 4.5  Warrant dated as of  October 22, 1997, authorizing the purchase  of
             4,000,000 shares  of common  stock of  Performance  Interconnect
             Corp. at $0.50 per share.                                      *
 Ex. 4.6  Letter  dated  February  24,  2000,  addressed  to  Travis   Wolff,
             describing commitment to fund capital requirements of Performance Interconnect Corp. through November 30, 2000. *
 Ex. 4.7  Promissory  Note  dated June  7,  1999,  in the  principal  sum  of
             $75,000.00, by Performance  Interconnect Corp. in  favor of  Gay
             Rowe.                                                          *
 Ex. 4.8  Promissory  Note  dated  May 1,  1999,  in  the  principal  sum  of
             $200,000.00, by Performance Interconnect  Corp. in favor of  Gay
             Rowe.                                                          *
 Ex. 4.9  Promissory Note  dated August  31, 1997,  in the  principal sum  of
             $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko.
              (Varga Investments was a limited partnership formed to  acquire
             I-Con Industries.)                                             *
 Ex. 4.10 Security  Agreement  dated  August 31,  1997,  by  and  between  Ed
             Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire
             I-Con Industries.)                                             *
 Ex. 4.11 Letter   agreement  dated   October   15,  1999,   by   Winterstone
             Management, Inc., and Performance Interconnect Corp,           *
 Ex. 4.12 Promissory Note  dated October 15,  1999, in the  principal sum  of
             $619,477.88, by  Performance  Interconnect  Corp.  in  favor  of
             Nations Investment Corp., Ltd.                                 *
 Ex. 4.13 Promissory Note  dated October 15,  1999, in the  principal sum  of
             $594,777.69, by  Performance  Interconnect  Corp.  in  favor  of
             Nations Investment Corp.                                       *
 Ex. 4.14 Security Agreement dated  June 30, 1999, by Winterstone  Management
             Inc and Performance Interconnect  Corp.                        *
 Ex. 4.15 Note  dated   September  30,  1999,   in  the   principal  sum   of
             $250,000.00, by Winterstone Management,  Inc., in favor of  Zion
             Capital, Inc.                                                  *
 Ex. 4.16 Secured Promissory  Note dated August  12, 1998,  in the  principal sum of $131,570.00, by  Performance Interconnect Corp. in  favor
             of FINOVA Capital Corporation.                                 *
 Ex. 4.17 Secured Promissory  Note dated August  12, 1998,  in the  principal sum of $318,430.00, by  Performance Interconnect Corp. in  favor
             of FINOVA Capital Corporation.                                 *
 Ex. 4.18 Loan  and  Security Agreement  dated  as  of August  12,  1998,  by
             Performance  Interconnect  Corp.  in  favor  of  FINOVA  Capital
             Corporation.                                                   *
 Ex. 4.19 Loan and  Security Agreement dated March  25, 1999, by and  between
             PC Dynamics of Texas, Inc., and FINOVA Capital Corporation. * Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas, Inc.,
             and FINOVA Capital Corporation.                                *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999,  among
             FINOVA Capital  Corporation, M-Wave,  Inc., and  PC Dynamics  of
             Texas, Inc.                                                    *
 Ex. 4.22 Environmental  Certificate  and Indemnity  Agreement  dated  as  of
             March 25,  1999, by  PC Dynamics  of Texas,  Inc., in  favor  of
             FINOVA Capital Corporation.                                    *
 Ex. 4.23 Continuing Personal  Guaranty dated March  25, 1999,  by D.  Ronald
             Allen, guaranteeing obligations of  PC Dynamics of Texas,  Inc.,
             Borrower, to FINOVA Capital Corporation, Lender.               *
 Ex. 4.24 Continuing Corporate Guaranty  dated March 25, 1999, by  Associates
             Funding Group, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.25 Continuing Limited Corporate  Guaranty dated March 25, 1999, by  JH
             &BC, Inc.,  guaranteeing obligations  of PC  Dynamics of  Texas,
             Inc., Borrower, to FINOVA Capital Corporation, Lender.         *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by  Performance
             Interconnect  Corporation,   guaranteeing  obligations   of   PC
             Dynamics  of   Texas,   Inc.,  Borrower,   to   FINOVA   Capital
             Corporation, Lender.                                           *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by  Winterstone
             Management, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.28 Secured Promissory  Note dated March  25, 1999, by  PC Dynamics  of
             Texas, Inc., in favor of FINOVA Capital Corporation.           *
 Ex. 4.29 Amended  and Restated  Purchase &  Sale Agreement  dated March  31,
             1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser. This
             is a sale of accounts receivable.                              *
 Ex. 4.30 Description of Series D Preferred Stock                          **
 Ex. 10.1 Letter dated June 2,  1999, by Performance Interconnect Inc. to  M-
             Wave Inc.                                                      *
 Ex. 10.2 Lease  of upgrade  Mark V  Bearing Spindle  Drill, S/N  128,  dated
             11/12/97, by  Excellon Automation  Co. in  favor of  Winterstone
             Management, Inc. and I-Con Industries, Inc.                    *
 Ex. 10.3 Equipment  Lease Agreement  dated  5/15/98 by  Excellon  Automation
             Co., in favor of Performance Interconnect, Inc.                *
 Ex. 10.4 Guaranty by D. Ronald Allen of amounts set forth in Excellon  Lease
             Agreement dated May 15, 1998.                                  *
 Ex. 10.5 Agreement  dated  as  of  March  15,  1999,  between  PC  Dynamics,
             Corporation, and PC Dynamics of Texas, Inc.                    *
 Ex. 10.6 Guaranty dated as  of March 15, 1999, by  D. Ronald Allen in  favor
             of PC Dynamics Corporation.                                    *
 Ex. 10.7 Guaranty dated  as of March 15,  1999, by Performance  Interconnect
             Corp. in favor of PC Dynamics Corporation.                     *
 Ex. 10.8 Assumption of Liabilities dated March 15, 1999,  by PC Dynamics  of
             Texas, Inc., in favor of PC Dynamics Corporation.              *
 Ex. 10.9 Royalty  Agreement  dated  March  15,  1999,  between  PC  Dynamics
             Corporation and PC Dynamics of Texas, Inc.                     *
 Ex. 10.10 Promissory Note dated  March 15,  1999, in  the principal  sum  of
                  $773,479.00 by PC Dynamics of Texas,  Inc., in favor of  PC
                  Dynamics Corporation.                                     *
 Ex. 10.11 Lease  dated as of March  25, 1999,  by PC  Dynamics  Corporation,
                  Landlord, and PC Dynamics of Texas, Inc., Tenant.         *
 Ex. 10.12 Promissory  Note dated March 15,  1999, in  the principal  sum  of
                  $293,025.00 by PC Dynamics of Texas,  Inc., in favor of  PC
                  Dynamics Corporation.                                     *
 Ex. 10.13 Letter dated May 27, 1999, by  Joseph A. Turek on behalf of M-Wave
                  (parent  company  of  PC  Dynamics  Corporation)  on   Poly
                  Circuits letterhead to Ron Allen (on behalf of  Performance
                  Interconnect.                                             *
 Ex. 21   Subsidiaries of the Company                                       *

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


                            INTEGRATED PERFORMANCE SYSTEMS INC.


                            By   /s/ D. Ronald Allen
                            --------------------------
                                 D. Ronald Allen
                                 Chairman and CEO

                            Date; March 15, 2002