Form 10QSB
period 2002-02-28
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2002-04-22
CIK 1069562

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

 For the transition period from November 30, 2001 to February 28, 2002 Commission file number 1-15821

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

                                Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,354,638 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X  ]  No  [   ]

                        PART 1 - FINANCIALINFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                   Integrated Performance Systems, Inc.
                        (Formerly ESPO's Inc.)
                      Consolidated Balance Sheets

 -------------------------------------------------------------------------------

                                                       February 28, February 28,
                                                           2002         2001
                                                        ----------   ----------
 ASSETS                                                 (Unaudited)  (Unaudited)
 Current assets:
 Cash                                                  $    27,848  $    25,462
  Trade accounts receivable, net                           799,246      908,313
  Other receivables                                         38,186        7,201
  Inventory                                                647,936    1,256,459
  Prepaid expenses                                          23,053       44,625
                                                        ----------   ----------
          Total current assets                           1,536,269    2,242,060
                                                        ----------   ----------
 Property and equipment, net of depreciation             1,729,481    2,302,655

 Other assets:
 Goodwill, net of amortization                                   -      494,832
  Loan origination fees, net                                11,433       19,344
  Deposits                                                  44,674        9,086
                                                            56,107      523,262
                                                        ----------   ----------
         Total assets                                  $ 3,321,857  $ 5,067,977
                                                        ==========   ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Bank overdraft                                        $    40,101  $         -
 Short-term borrowings                                     609,884      100,000
  Current maturities of long-term debt                      83,534      874,648
  Notes payable                                          1,535,576    1,208,715
  Current portion of royalty payable                             -      375,000
  Note payable - related party                                   -      226,362
  Line of credit - related party                           420,840      732,202
  Accounts payable                                         844,614    1,010,698
  Accrued expenses                                       1,387,623      728,791
                                                        ----------   ----------
          Total current liabilities                      4,922,172    5,256,416
                                                        ----------   ----------
 Noncurrent liabilities:
 Long-term debt, net of current maturities                 688,811      385,321

 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per share
   redemption value for Series A, B and C; $2.000
   per share redemptive value for Series D;
   1,000,000 shares authorized:
 Series A - 12% cumulative dividends; 3,000 shares
   authorized, issued and outstanding; $3,000,000
   liquidation value                                            30           30
 Series B - convertible 6%;  900 shares authorized,
   810 issued and outstanding; $810,000 liquidation
   value                                                         8            8
 Series C - 12% cumulative dividends; 15,000
   shares authorized, 12,075  issued and outstanding;
   $12,075,000  liquidation value                              121           73
 Series D - 4% cumulative dividends; 5,000 convertible
   shares authorized, 611 issued and outstanding;
   $1,222,000 liquidation value                                  6            4
 Additional paid-in capital, preferred stock             8,182,094    6,947,110
 Common stock; par value  $0.01; 25,000,000 shares
   authorized, 6,354,638 shares issued and outstanding      63,546       59,710
 Additional paid-in capital, common stock                  762,933      259,516
 Accumulated deficit                                   (11,297,864)  (7,840,211)
                                                        ----------   ----------
         Total stockholders' equity (deficit)           (2,289,126)    (573,760)
                                                        ----------   ----------
         Total liabilities and stockholders' equity    $ 3,321,857  $ 5,067,977
                                                        ==========   ==========


        The accompanying notes are an integral part of the consolidated financial statements.


                    Integrated Performance Systems, Inc.
                          (Formerly ESPO's Inc.)
                    Consolidated Statements of Operations

 -------------------------------------------------------------------------------

                                                  Three              Three
                                               Months Ended       Months Ended
                                             February 28, 2002 February 28, 2001
                                                (Unaudited)       (Unaudited)
                                                ----------         ----------
  Net sales                                    $ 1,444,056        $ 1,388,242

  Cost of sales                                  1,536,072          1,658,036
                                                ----------         ----------
  Gross profit (loss)                              (92,016)          (269,794)
                                                ----------         ----------
  Expenses:
  General and administrative                       371,768            499,905
  Depreciation and amortization                      1,925              7,420
                                                ----------         ----------
                                                   373,693            507,325
                                                ----------         ----------
  Loss from operations                            (465,709)          (777,119)
                                                ----------         ----------
  Other income (expense):
  Interest expense                                (142,194)           (89,043)
  Miscellaneous income (expense)                    27,730                  -
                                                ----------         ----------
                                                  (114,464)           (89,043)
                                                ----------         ----------
  Income (loss) before provision
    for income taxes                              (580,173)          (866,162)

  Provision for income taxes                             -                  -
                                                ----------         ----------
  Net loss                                     $  (580,173)       $  (866,162)
                                                ==========         ==========
  Loss available to common stock               $(1,044,573)       $(1,098,662)
                                                ==========         ==========
  Loss per share - basic                       $     (0.16)       $     (0.18)
                                                ==========         ==========
  Loss per share - diluted                     $     (0.16)       $     (0.18)
                                                ==========         ==========

        The accompanying notes are an integral part of the consolidated financial statements.


            Integrated Performance Systems, Inc. (Formerly ESPO's Inc.)
                     Consolidated Statements of Cash Flows

 -------------------------------------------------------------------------------

                                                         Three         Three
                                                      Months Ended  Months Ended
                                                      February 28,   February 28,
                                                          2002           2001
                                                      (Unaudited)    (Unaudited)
                                                        ---------     ---------
  Cash flows from operating activities:
  Net loss                                             $ (580,173)   $ (866,162)
                                                        ---------     ---------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                           114,041       138,836
  Accretion of debt discount                               57,196             -
  Gain on sale of property and equipment                   (2,730)            -
  Changes in operating assets and liabilities:
  Decrease in  trade accounts receivable                  419,587        89,838
  Decrease in other receivables                           (30,347)       14,288
  Decrease (increase) in inventory                        203,349      (216,360)
  (Increase) decrease in prepaid expenses                  (2,243)       17,866
  Decrease (increase) in other assets                       1,476        (1,806)
  Decrease in accounts payable                           (101,593)     (167,938)
  Increase in accrued expenses                              7,334        36,613
                                                        ---------     ---------
  Total adjustments                                       666,070       (88,663)
                                                        ---------     ---------
  Net cash used in operating activities                    85,897      (954,825)
                                                        ---------     ---------

  Cash flows from investing activities:

  Proceeds from sale of property and equipment             15,461             -
  Acquisition of property and equipment                         -        (8,483)
                                                        ---------     ---------
  Net cash provided by (used in) investing activities      15,461        (8,483)
                                                        ---------     ---------

  Cash flows from financing activities:
  Proceeds from sale of stock                             117,760       350,000
  Return of capital                                       (96,135)     (232,500)
  Increase in overdraft                                    40,101             -
  Net proceeds (payments) from short-term
    borrowings, line-of-credit and note payable          (341,789)      833,435
  Proceeds from long-term debt                                  -        24,154
  Payments on long-term debt                              (34,863)            -
  Net proceeds from line-of-credit with related party     188,022             -
                                                        ---------     ---------
  Net cash provided by financing activities              (126,904)      975,089
                                                        ---------     ---------
  Increase (decrease) in cash                             (25,546)       11,781

  Cash, beginning of period                                53,394        13,681
                                                        ---------     ---------
  Cash, end of period                                  $   27,848    $   25,462
                                                        =========     =========

        The accompanying notes are an integral part of the consolidated financial statements.


         Integrated Performance Systems, Inc. (Formerly ESPO's, Inc.)
                  Notes to Consolidated Financial Statements
                        February 28, 2002 (Unaudited)


 BASIS OF PRESENTATION

 The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Report 10KSB filed March 15, 2002. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.

 INVENTORY

 Inventories consist primarily of the following:

                               February 28,      February 28,
                                  2002              2001
                               (Unaudited)       (Unaudited)
                             --------------     -------------
       Finished goods       $             -    $            -
       Work in progress             169,020           762,265
       Raw materials                478,916           494,194
                             --------------     -------------
       Total inventory      $       647,936    $    1,256,459
                             ==============     =============


 CONTINGENCIES

 Property tax for the years of 1999, 2000, and 2001 have been accrued but have not been paid. Accrued property taxes as of February 28, 2002 and 2001 totaled $162,639 and $64,542, respectively.Property tax for the years of 1999, 2000, and 2001 have been accrued but have not been paid. Accrued property taxes as of February 28, 2002 and 2001 totaled $162,639 and $64,542, respectively.

 CASH FLOW INFORMATION

 Non cash transactions

 At February 28, 2002, dividends of approximately $375,000 were included in accrued expenses.

 During the quarter ending February 28, 2002, the Company converted accounts payable from two vendors for approximately $685,000 to notes payable due within one year.


 EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At February 28, 2002 and February 28, 2001, the weighted average number of shares outstanding was 6,407,640 and 5,971,030, respectively.

 Diluted earnings (loss) per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. To compute the weighted average number of shares outstanding for the calculation of the diluted earnings per share, the number of shares vested in the employee stock option plan must be included in the denominator on a weighted average basis. At February 28, 2002 and February 28, 2001, the weighted average number of shares outstanding were 6,407,640 and 6,567,129, respectively. For the period ended February 28, 2001, the number of shares vested in the employee stock option plan are not included in the diluted loss per share calculation since their inclusion would be anti-dilutive. These shares were subsequently issued in the fiscal year ending November 30, 2001.

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

 Overview

      Integrated Performance Systems, Inc. (formerly ESPO's, Inc.)("The Company") is a contract manufacturer of quality, high performance circuit boards located in Frisco, Texas, just north of Dallas. The Company's products are used in computers, communication equipment, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended February 28, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the quarter ended February 28, 2002.

 Results of Operations

      Revenues Sales for the quarter ended February 28, 2002 were $1,444,056, an increase of 4.02% from sales of $1,388,242 for the comparable period in 2001. The increase in sales for the quarter can be attributed to an increase in our customers' military related programs. It is believed that demand for the company's products will continue to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

      Gross Profit/(Loss) The quarter ended February 28, 2002 had a gross loss of $92,016 versus a gross loss of $269,794 in the same quarter of 2001. The decrease in loss is attributed to the same factors as the increase in revenue, and the fact that operating costs were greatly reduced in the fourth quarter of 2001 and remained steady through the first quarter of 2002.

      Operating Expenses For the quarter ended February 28, 2002 operating expenses were $373,693 compared to $507,325 for the comparable quarter of 2001. The reduction in expense is attributable to a reduction in workforce and a restructuring of operating expenses during the fourth quarter of 2001. These expenses should remain relatively constant for the remainder of the year.

      Other Income and Expenses For the quarter ended February 28, 2002, net other expense was $114,464 compared to $89,043 for the comparable quarter of 2001. These amounts reflect an increase in debt levels at the Company during the respective periods and other miscellaneous income and expense items.

      Liquidity and Cash Resources For the quarter ended February 28, 2002, The Company reported a net loss of $580,173, as compared to the loss of $866,162 reported for the comparable period in 2001. The decrease in net loss is primarily the result of the increase in revenue and reductions of operating expenses, as discussed above. The Company expects to show an increase in profitability beginning in the second quarter of its year ended November 30, 2002.

      Cash resources of $599,650, were used for operations for the quarter ended February 28, 2002, with proceeds from the sale of property and equipment being $15,461, netting a total usage of $584,189. The prior year amounts are $(954,825) from operations, and $(8,483) for investment, totaling $(963,308). During the current fiscal year these needs were met primarily through issuance of preferred stock and long term debt, while needs for the prior year were provided primarily by debt financing. In addition, the proceeds from the sale of property and equipment were the result of selling certain impaired assets.

                                Other Matters

 Cash Flow

      During the quarter ended February 28, 2002, The Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.


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

                                        Integrated Performance Systems Inc.

 Date: April 22, 2002                   By: /s/ D. Ronald Allen
                                            --------------------------
                                            D. Ronald Allen, President