Form 10QSB
period 2002-05-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2002-07-22
CIK 1069562

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

 For the transition period from March 1, 2002, to May 31, 2002
 Commission file number 1-15821

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,939,948 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X ]   No  [   ]

                        PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements



           INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                          Consolidated Balance Sheets

 -----------------------------------------------------------------------------

                                                      May 31         May 31
                                                  -------------   ------------
                                                       2002           2001
                                                  -------------   ------------
 ASSETS                                            (Unaudited)    (Unaudited)
 Current assets:
 Cash                                            $          824  $       1,761
  Trade accounts receivable, net                        874,316      1,001,907
  Other receivables                                      59,266          5,623
  Inventory                                             625,508      1,092,711
  Prepaid expenses                                        8,843         55,489
                                                  -------------   ------------
          Total current assets                        1,568,757      2,157,491
                                                  -------------   ------------
 Property and equipment, net of depreciation          1,599,955      2,207,971
                                                  -------------   ------------
 Other assets:
  Goodwill, net of amortization                               -        518,951
  Loan origination fees, net of amortization              9,508              -
  Deposits                                               44,399              -
                                                  -------------   ------------
                                                         53,907        518,951
                                                  -------------   ------------
         Total assets                            $    3,222,619  $   4,884,413
                                                  =============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Bank overdraft                                  $       94,868  $           -
 Short-term borrowings                                1,790,798      1,575,204
  Current maturities of long-term debt                        -        879,779
  Royalty payable                                             -        375,000
  Line of credit - related party                        121,782        946,195
  Note payable - related party                                -        229,272
  Accounts payable                                      441,236      1,205,080
  Accrued expenses                                      649,770      1,019,246
                                                  -------------   ------------
          Total current liabilities                   3,098,454      6,229,776
                                                  -------------   ------------
 Noncurrent liabilities:
 Long-term debt, net of current maturities               80,000        383,897
                                                  -------------   ------------

 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and C;
   $2.000 per share redemptive value for Series
   D; 1,000,000 shares authorized:
 Series A - 12% cumulative dividends; 3,000
   shares authorized, issued and outstanding;
   $3,000,000 liquidation value                              30             30
 Series B - convertible 6%;  900 shares
   authorized, 810 issued and outstanding;
   $810,000 liquidation value                                 8              8
 Series C - 12% cumulative dividends; 15,000
   shares authorized, 14,850  issued and
   outstanding; $14,850,000 liquidation value               149             73
 Series D - 4% cumulative dividends; 5,000
   convertible shares authorized, 611 issued
   and outstanding; $1,222,000 liquidation value              6              6
 Additional paid-in capital, preferred stock         10,591,319      6,073,311
 Common stock; par value $0.01; 25,000,000
   shares authorized, 18,939,948 shares issued,
   6,939,948 shares outstanding                          69,399         60,135
 Additional paid-in capital, common stock               988,314        444,091
 Treasury stock; 12,000,000 shares                            -              -
 Accumulated deficit                                (11,605,060)    (8,306,914)
                                                  -------------   ------------
         Total stockholders' equity (deficit)            44,165     (1,729,260)
                                                  -------------   ------------
         Total liabilities and stockholders'
           equity (deficit)                      $    3,222,619  $   4,884,413
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


          INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                      Consolidated Statements of Operations
 ------------------------------------------------------------------------------------------------

                                        Three           Three            Six               Six
                                     Months Ended    Months Ended    Months Ended    Months Ended
                                     May 31, 2002    May 31, 2001    May 31, 2002    May 31, 2001
                                      ----------      ----------      ----------      ----------
                                     (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
  Net sales                          $ 1,788,722     $ 1,989,340     $ 3,232,778     $ 3,377,582

  Cost of sales                        1,563,317       2,324,659       3,099,389       3,982,695
                                      ----------      ----------      ----------      ----------
  Gross profit (loss)                    225,405        (335,319)        133,389        (605,113)
                                      ----------      ----------      ----------      ----------
  Expenses:
    General and administrative           374,590         709,127         746,358       1,209,032
    Depreciation and amortization          1,925           7,420           3,850          14,840
    Loss on disposal of equipment              -               -               -               -
                                      ----------      ----------      ----------      ----------
                                         376,515         716,547         750,208       1,223,872
                                      ----------      ----------      ----------      ----------
  Loss from operations                  (151,110)     (1,051,866)       (616,819)     (1,828,985)
                                      ----------      ----------      ----------      ----------
  Other income (expense):
    Interest expense                    (137,866)       (163,209)       (280,060)       (252,252)
    Miscellaneous income (expense)       (18,220)             75           9,510              75
                                      ----------      ----------      ----------      ----------
                                        (156,086)       (163,134)       (270,550)       (252,177)
                                      ----------      ----------      ----------      ----------
  Loss before provision
    for income taxes                    (307,196)     (1,215,000)       (887,369)     (2,081,162)

  Provision for income taxes                   -               -               -               -
                                      ----------      ----------      ----------      ----------
  Net loss                           $  (307,196)    $(1,215,000)    $  (887,369)    $(2,081,162)
                                      ==========      ==========      ==========      ==========
  Loss available to common stock     $  (771,596)    $(1,447,500)    $(1,816,169)    $(2,546,162)
                                      ==========      ==========      ==========      ==========
  Loss per share - basic             $     (0.12)    $     (0.24)    $     (0.27)    $     (0.43)
                                      ==========      ==========      ==========      ==========
  Loss per share - diluted           $     (0.12)    $     (0.24)    $     (0.27)    $     (0.43)
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



         INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                     Consolidated Statements of Cash Flows
 ------------------------------------------------------------------------------------

                                                            Six              Six
                                                        Months Ended     Months Ended
                                                        May 31, 2002     May 31, 2001
                                                         -----------      -----------
                                                         (Unaudited)      (Unaudited)
 Cash flows from operating activities:
 Net loss                                               $   (887,369)    $ (2,081,162)
                                                         -----------      -----------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                            234,629          265,044
    Issuance of common stock for services                          -           85,000
    Accretion of debt discount                                57,196                -
    Loss on sale of property and equipment                     6,192                -
    Changes in operating assets and liabilities:
      (Increase) decrease in  trade accounts receivable      344,517           (3,756)
      Decrease in other receivables                          (51,427)          15,866
      Increase in inventory                                  225,777          (52,612)
      (Increase) decrease in prepaid expenses                 11,967            7,002
      (Increase) decrease in other assets                      1,751           (2,689)
      Increase (decrease) in accounts payable               (101,276)          26,443
      Increase in accrued expenses                          (149,197)         327,069
                                                         -----------      -----------
   Total adjustments                                         580,129          667,367
                                                         -----------      -----------
  Net cash used in operating activities                     (307,240)      (1,413,795)
                                                         -----------      -----------
  Cash flows from investing activities:
    Acquisition of property and equipment                     (3,811)         (34,812)
    Proceeds from sale of property and equipment              21,213                -
                                                         -----------      -----------
  Net cash provided by (used in) investing activities         17,402          (34,812)
                                                         -----------      -----------
  Cash flows from financing activities:
    Proceeds from sale of stock                              354,130          557,000
    Return of capital                                        (17,501)        (465,000)
    Proceeds from notes payable and short-term borrowings  1,092,018        3,726,786
    Payments on notes payable and short-term borrowings   (1,175,673)      (3,577,825)
    Proceeds from long-term debt                                 462           30,000
    Payments on long-term debt                                     -           (2,140)
    Proceeds from line of credit - related party                   -        1,175,197
    Payments on line of credit - related party              (111,036)        (236,602)
    Proceeds from note payable - related party                     -          229,271
                                                         -----------      -----------
  Net cash provided by financing activities                  237,268        1,436,687
                                                         -----------      -----------
  Increase (decrease) in cash                                (52,570)         (11,920)

  Cash, beginning of period                                   53,394           13,681
                                                         -----------      -----------
  Cash, end of period                                   $        824     $      1,761
                                                         ===========      ===========

  Supplemental cashflow information:

  Interest paid                                         $    280,060     $    252,252
                                                         -----------      -----------


        The accompanying notes are an integral part of the consolidated financial statements.


         INTEGRATED PERFORMANCE SYSTEMS, INC. (FORMERLY ESPO'S, INC.)
                  Notes to Consolidated Financial Statements
                           May 31, 2002 (Unaudited)



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


 INVENTORY

 Inventories consist primarily of the following:

                                  May 31,          May 31,
                                  2002              2001
                               (Unaudited)       (Unaudited)
                             --------------     -------------
    Finished goods          $             -    $            -
    Work in progress                226,376           690,537
    Raw materials                   399,132           402,154
                             --------------     -------------
    Total inventory         $       625,508    $    1,092,711
                             ==============     =============


 CASH FLOW INFORMATION

 Non cash transactions

 At May 31, 2002, dividends of approximately $113,575 were included in accrued expenses.

 During the quarter ended May 31, 2002, the Company issued 2775 shares of Series C preferred stock to a related party for its agreement to pay up to $2,040,000 of liabilities of a previously owned subsidiary and conversion of $1,107,000 of dividends it was currently due.

 The Company issued 12,000,000 shares of the Company's restricted common stock to a wholly owned subsidiary. The shares are anticipated to be issued as collateral for debt financing arrangements the Company is currently negotiating.


 SALE OF SUBSIDIARY

 During the quarter ended May 31, 2002, the Company structured the sale of one of the subsidiaries, PC Dynamics of Texas, Inc. (PCD) to WI Technologies, Inc. (WIT) a corporation owned by the Company's Chief Executive Officer and Chairman of the Board of Directors. Prior to the sale of PCD, all operational assets and certain liabilities were transferred to North Texas PCD, Inc., a wholly owned subsidiary of the Company. Therefore, at the time of sale there was approximately $2,040,000 of liabilities and no assets in PCD. To facilitate the sale, another corporation related through common management agreed to pay those liabilities PCD was unable to settle or discharge and for doing so was granted 2,000 shares of Series C Preferred Stock. The Company also converted preferred dividends of approximately $1,107,000 (payable to the corporation related through common management) into 775 shares of Series C Preferred Stock.


 EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At May 31, 2002 and May 31, 2001, the weighted average number of shares outstanding was 6,650,132 and 5,989,011, respectively.

 Diluted earnings (loss) per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. To compute the weighted average number of shares outstanding for the calculation of the diluted earnings per share, the number of shares vested in the employee stock option plan must be included in the denominator on a weighted average basis. At May 31, 2002 and May 31, 2001, the weighted average number of shares outstanding were 6,650,132 and 6,518,443, respectively. For the period ended

 May 31, 2001, the number of shares vested in the employee stock option plan are not included in the diluted loss per share calculation since their inclusion would be anti-dilutive. These shares were subsequently issued in the fiscal year ending November 30, 2001.


 CONTINUED OPERATIONS

 The Company has continued to experience significant losses and cash flow difficulties and there is some doubt about its ability to continue as a going concern. Management continues to look for ways to improve operational performance and is actively seeking additional sources of capital.



 Item 2.  Management's Discussion and Analysis


 Forward Looking Statements

        This filing may contain "Forward Looking Statements", which are the Company's expectations, plans and projections, which may or may not materialize and which are subject to various risks and uncertainties, including statements concerning expected income and expenses, and the adequacy of the Company's sources of cash to finance its current and future operations. When used in this filing, the words "plans", "believes", "expects", "projects", "targets", "anticipates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from the Company's expectations include the following: general economic conditions in the high tech industry; competitive factors and pricing pressures; change in product mix; and the timely development and acceptance of new products. These forward-looking statements speak only as of the date of this filing. The Company expressly disclaims any obligation or undertaking to release publicly any updates or change in its expectations or any change in events, conditions or circumstances on which any such statement may be based except as may be otherwise required by the securities laws.

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

        The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended May 31, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the quarter ended May 31, 2002.

 Results of Operations

        Revenues    Sales  for  the  six  months  ended  May  31,  2002  were
 $3,232,778, a decrease of 4.29% over sales of $3,377,582 for the comparable period in 2001. Sales for the quarter ended May 31, 2002 were $1,788,722, a decrease of 10.08% from sales of $1,989,340 for the comparable period in 2001. The decrease in sales for the quarter can be attributed to the aftermath of September 11 and a slow growth in the economy. It is believed that demand for the company's products will continue to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

        Gross Profit/(Loss)   Gross profits for the six months ended May 31,
 2002 was $133,389, versus a gross loss of $605,113 in the same period last year. For the quarter ended May 31, 2002, the gross profit was $225,405 compared to a gross loss of $335,319 in the same quarter of 2001. The increase in gross profit is attributed to the fact that production costs were greatly reduced in the fourth quarter of 2001 and remained steady through the first quarter of 2002.

        Operating Expenses For the quarter ended May 31, 2002, operating expenses were $376,515 compared to $716,547 for the comparable quarter of 2001. For the six-month periods, expenses were $750,208 for 2002 versus $1,233,872 for 2001. The reduction in expense is attributable to a reduction in workforce and a restructuring of operating expenses during the fourth quarter of 2001. These expenses should remain relatively constant for the remainder of the year.

        Other Income and Expenses For the quarter ended May 31, 2002, net other expense was $156,086 compared to $163,134 for the comparable quarter of 2001. For the six-month period, expenses were $270,550 for 2002 versus $252,177 for 2001. These amounts reflect varying debt levels at the Company during the respective periods and other miscellaneous income and expense items.

        Liquidity and Cash Resources For the six months ended May 31, 2002 the company reported a net loss of $887,369, as compared to the net loss of $2,081,162 for the comparable period in 2001. For the quarter ended May 31, 2002, The Company reported a net loss of $307,196, as compared to the net loss of $1,215,000 reported for the comparable period in 2001. The decrease in net loss is primarily the result of the reductions of operating expenses, as discussed above. The Company expects a continued decrease in the net losses for the remainder of its year ended November 30, 2002 when compared with similar periods of 2001. The Company does not expect to show a net profit in 2002.

        Cash resources of $307,240, were used for operations for the quarter ended May 31, 2002, with proceeds from the sale of property and equipment being $17,402, netting a total usage of $289,838. The prior year amounts are $1,413,795 from operations, and $34,812 for investment, totaling $1,448,607. During the current fiscal year these needs were met primarily through issuance of preferred and common stock and long term debt, while needs for the prior year were provided primarily by debt financing. In addition, the proceeds from the sale of property and equipment were the result of selling certain impaired assets.


 Other Matters

 Cash Flow

        During the quarter ended May 31, 2002, The Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth, continued operations and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.

                          PART II - OTHER INFORMATION

 Item 5.  Other Information - Sale of Common Stock Pursuant to Regulation S

       During the Quarter ended May 31, 2002, the Company sold 660,460 shares of its common stock outside of the United States pursuant to SEC Regulation S.

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


                                        Integrated Performance Systems Inc.
 Date: July 22, 2002
                                        By: /s/ D. Ronald Allen,
                                            --------------------------
                                            D. Ronald Allen, President