Form 10QSB/A
period 2002-05-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2002-08-05
CIK 1069562

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                 FORM 10-QSB/A

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

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X ]   No  [   ]

      NOTE: This amendment is filed to correct a typing error in the form as previously filed. On the Consolidated Statements of Cash Flows at "Proceeds from notes payable and short term borrowings" under "Six Months Ended May 31, 2002" the figure "1,092,0l8" should have been "1,186,886". All other figures are correct.



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




         INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                     Consolidated Statements of Cash Flows
 ------------------------------------------------------------------------------------

                                                            Six              Six
                                                        Months Ended     Months Ended
                                                        May 31, 2002     May 31, 2001
                                                         -----------      -----------
                                                         (Unaudited)      (Unaudited)
 Cash flows from operating activities:
 Net loss                                               $   (887,369)    $ (2,081,162)
                                                         -----------      -----------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                            234,629          265,044
    Issuance of common stock for services                          -           85,000
    Accretion of debt discount                                57,196                -
    Loss on sale of property and equipment                     6,192                -
    Changes in operating assets and liabilities:
      (Increase) decrease in  trade accounts receivable      344,517           (3,756)
      Decrease in other receivables                          (51,427)          15,866
      Increase in inventory                                  225,777          (52,612)
      (Increase) decrease in prepaid expenses                 11,967            7,002
      (Increase) decrease in other assets                      1,751           (2,689)
      Increase (decrease) in accounts payable               (101,276)          26,443
      Increase in accrued expenses                          (149,197)         327,069
                                                         -----------      -----------
   Total adjustments                                         580,129          667,367
                                                         -----------      -----------
  Net cash used in operating activities                     (307,240)      (1,413,795)
                                                         -----------      -----------
  Cash flows from investing activities:
    Acquisition of property and equipment                     (3,811)         (34,812)
    Proceeds from sale of property and equipment              21,213                -
                                                         -----------      -----------
  Net cash provided by (used in) investing activities         17,402          (34,812)
                                                         -----------      -----------
  Cash flows from financing activities:
    Proceeds from sale of stock                              354,130          557,000
    Return of capital                                        (17,501)        (465,000)
    Proceeds from notes payable and short-term borrowings  1,186,886        3,726,786
    Payments on notes payable and short-term borrowings   (1,175,673)      (3,577,825)
    Proceeds from long-term debt                                 462           30,000
    Payments on long-term debt                                     -           (2,140)
    Proceeds from line of credit - related party                   -        1,175,197
    Payments on line of credit - related party              (111,036)        (236,602)
    Proceeds from note payable - related party                     -          229,271
                                                         -----------      -----------
  Net cash provided by financing activities                  237,268        1,436,687
                                                         -----------      -----------
  Increase (decrease) in cash                                (52,570)         (11,920)

  Cash, beginning of period                                   53,394           13,681
                                                         -----------      -----------
  Cash, end of period                                   $        824     $      1,761
                                                         ===========      ===========

  Supplemental cashflow information:

  Interest paid                                         $    280,060     $    252,252
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


                                        Integrated Performance Systems Inc.
 Date: August 5, 2002
                                        By: /s/ D. Ronald Allen,
                                            --------------------------
                                            D. Ronald Allen, President