Form 10QSB
period 2002-08-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2002-10-21
CIK 1069562

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

        For the transition period from June 1, 2002, to August 31, 2002 Commission file number 1-15821

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

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X ]   No  [   ]

                        PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements

           INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                          Consolidated Balance Sheets

                                                    August 31      August 31
                                                      2002           2001
                                                  ------------   ------------
 ASSETS                                            (Unaudited)    (Unaudited)

 Current assets:
   Cash                                          $       1,806  $      11,745
   Trade accounts receivable, net                      739,961      1,393,121
   Other receivables                                     7,208          6,073
   Inventory                                           720,400      1,421,339
   Prepaid expenses                                     21,268         40,999
                                                  ------------   ------------
      Total current assets                           1,570,643      2,873,277
                                                  ------------   ------------
 Property and equipment, net of depreciation         1,497,384      2,103,901
                                                  ------------   ------------
 Other assets:
   Goodwill, net of amortization                             -        488,420
   Loan origination fees, net of amortization            7,583         15,431
   Deposits                                             45,131          9,705
                                                  ------------   ------------
                                                        52,714        513,556
                                                  ------------   ------------
   Total assets                                  $   3,120,741  $   5,490,734
                                                  ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Bank overdraft                                $     386,241  $           -
   Short-term borrowings                             1,382,201      1,486,487
   Current maturities of long-term debt                      -      1,523,913
   Royalty payable                                           -        619,595
   Line of credit - related party                      101,461        375,000
   Note payable - related party                              -          5,593
   Accounts payable                                    579,473        401,924
   Accrued expenses                                  1,126,938        503,505
                                                  ------------   ------------
      Total current liabilities                      3,576,314      4,916,017
                                                  ------------   ------------
 Noncurrent liabilities:
   Long-term debt, net of current maturities            80,000         61,327

 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and C;
   $2,000 per share redemptive value for Series
   D; 1,000,000 shares authorized:
 Series A - 12% cumulative dividends; 3,000
   shares authorized, issued and outstanding;
   $3,000,000 liquidation value                             30             30
 Series B - convertible 6%;  900 shares
   authorized, 810 issued and outstanding;
   $810,000 liquidation value                                8              8
 Series C - 12% cumulative dividends; 15,000
   shares authorized, 14,850 issued and
   outstanding; $14,850,000 liquidation value              149            133
 Series D - 4% cumulative dividends; 5,000
   convertible shares authorized, 611 issued
   and outstanding; $1,222,000 liquidation value             6              6
 Additional paid-in capital, preferred stock        10,043,669      9,143,057
 Common stock; par value $0.01; 25,000,000
   shares authorized, 18,987,548 shares issued,
   6,939,948 shares outstanding                         69,875         60,135
 Additional paid-in capital, common stock            1,012,821        444,091
 Treasury stock; 12,000,000 shares                           -              -
 Accumulated deficit                               (11,662,131)    (9,134,071)
                                                  ------------   ------------
   Total stockholders' equity (deficit)               (535,573)       513,389
                                                  ------------   ------------
      Total liabilities and stockholders'
        equity (deficit)                         $   3,120,741  $   5,490,734
                                                  ============   ============

                 The accompanying notes are an integral part of the consolidated financial statements.


          INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                      Consolidated Statements of Operations

                                        Three           Three            Nine            Nine
                                     Months Ended    Months Ended    Months Ended    Months Ended
                                   August 31, 2002 August 31, 2001 August 31, 2002 August 31, 2001
                                      ----------      ----------      ----------      ----------
                                     (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
 Net sales                           $ 1,470,640     $ 2,713,333     $ 4,703,418     $ 6,090,915

 Cost of sales                         1,023,041       2,566,203       4,122,430       6,548,898
                                      ----------      ----------      ----------      ----------
 Gross profit (loss)                     447,599         147,130         580,988        (457,983)
                                      ----------      ----------      ----------      ----------
 Expenses:
   General and administrative            426,425         768,873       1,172,783       1,977,905
   Depreciation and amortization           5,802           7,420           9,652          22,260
   Loss on disposal of equipment               -               -               -               -
                                      ----------      ----------      ----------      ----------
                                         432,227         776,293       1,182,435       2,000,165

  Income (loss) from operations           15,372        (629,163)       (601,447)     (2,458,148)
                                      ----------      ----------      ----------      ----------
 Other income (expense):
   Interest expense                      (72,445)       (197,994)       (352,505)       (450,246)
   Miscellaneous income (expense)              3               -           9,513              75
                                      ----------      ----------      ----------      ----------
                                         (72,442)       (197,994)       (342,992)       (450,171)

 Loss before provision
   for income taxes                      (57,070)       (827,157)       (944,439)     (2,908,319)

 Provision for income taxes                    -               -               -               -
                                      ----------      ----------      ----------      ----------
 Net loss                            $   (57,070)    $  (827,157)    $  (944,439)    $(2,908,319)
                                      ==========      ==========      ==========      ==========
 Loss available to common stock      $  (604,720)    $  (996,254)    $(2,420,889)    $(3,627,419)
                                      ==========      ==========      ==========      ==========
 Loss per share - basic              $     (0.09)    $     (0.17)    $     (0.37)    $     (0.60)
                                      ==========      ==========      ==========      ==========
 Loss per share - diluted            $     (0.08)    $     (0.17)    $     (0.35)    $     (0.60)
                                      ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of the consolidated financial statements.


         INTEGRATED PERFORMANCE SYSTEMS, INC. (Formerly ESPO's Inc.)
                     Consolidated Statements of Cash Flows

                                                         Nine Months Ended August 31,
                                                             2002             2001
                                                         -----------      -----------
                                                         (Unaudited)      (Unaudited)
 Cash flows from operating activities:
   Net loss                                             $   (944,440)    $ (2,908,319)
                                                         -----------      -----------
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                          344,011          394,874
      Issuance of common stock for services                        -           85,000
      Accretion of debt discount                              57,196                -
      Loss on sale of property and equipment                   6,192                -
      Changes in operating assets and liabilities:
        (Increase) decrease in trade accounts receivable     478,872         (394,970)
        Decrease in other receivables                        (79,369)          15,416
        Increase in inventory                                130,885         (381,240)
        (Increase) decrease in prepaid expenses                 (458)          21,492
        (Increase) decrease in other assets                    1,019           (2,425)
        Increase (decrease) in accounts payable               36,961          445,567
        Increase in accrued expenses                        (219,679)         768,188
                                                         -----------      -----------
        Total adjustments                                    755,630          951,902
                                                         -----------      -----------
 Net cash used in operating activities                      (188,810)      (1,956,417)

 Cash flows from investing activities:
   Acquisition of property and equipment                      (8,697)         (55,441)
   Proceeds from sale of property and equipment               21,213                -
                                                         -----------      -----------
 Net cash provided by (used in) investing activities          12,516          (55,441)

 Cash flows from financing activities:
   Proceeds from sale of stock                               379,113          557,000
   Return of capital                                         (17,501)        (301,791)
   Proceeds from notes payable and short-term borrowings   1,490,776        6,651,471
   Payments on notes payable and short-term borrowings    (1,596,787)      (6,122,169)
   Proceeds from long-term debt                                  462           30,000
   Payments on long-term debt                                      -           (9,060)
   Proceeds from line of credit - related party                    -        3,674,476
   Payments on line of credit - related party               (131,357)      (2,470,005)
   Proceeds from note payable - related party                      -          229,272
   Payments on notes payable - related party                       -         (229,272)
                                                         -----------      -----------
 Net cash provided by financing activities                   124,706        2,009,922
                                                         -----------      -----------
 Increase (decrease) in cash                                 (51,588)          (1,936)

 Cash, beginning of period                                    53,394           13,681
                                                         -----------      -----------
 Cash, end of period                                    $      1,806     $     11,745
                                                         ===========      ===========
 Supplemental cashflow information:
   Interest paid                                        $    298,387     $    287,023
                                                         ===========      ===========

                 The accompanying notes are an integral part of the consolidated financial statements.


         INTEGRATED PERFORMANCE SYSTEMS, INC. (FORMERLY ESPO'S, INC.)
                  Notes to Consolidated Financial Statements
                         August 31, 2002 (Unaudited)


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


 INVENTORY

 Inventories consist primarily of the following:

                                        August 31,
                              -------------------------------
                                  2002              2001
                               (Unaudited)       (Unaudited)
                              -------------     -------------
 Finished goods              $            -    $            -
 Work in progres                    304,873           798,470
 Raw materials                      415,527           622,869
                              -------------     -------------
 Total inventory             $      720,400    $    1,421,339
                              =============     =============


 CASH FLOW INFORMATION

 Non cash transactions

 At August 31, 2002, dividends of approximately $547,650 were included in accrued expenses.

 The Company issued 12,000,000 shares of the Company's restricted common stock to a wholly owned subsidiary. The shares are anticipated to be issued as collateral for debt financing arrangements the Company is currently negotiating.


 SALE OF SUBSIDIARY

 During the nine months ended August 31, 2002, the Company structured the sale of one of the subsidiaries, PC Dynamics of Texas, Inc. (PCD) to WI Technologies, Inc. (WIT) a corporation owned by the Company's Chief Executive Officer and Chairman of the Board of Directors. Prior to the sale of PCD, all operational assets and certain liabilities were transferred to North Texas PCD, Inc., a wholly owned subsidiary of the Company. Therefore, at the time of sale there was approximately $2,040,000 of liabilities and no assets in PCD. To facilitate the sale, another corporation related through common management agreed to pay those liabilities PCD was unable to settle or discharge and for doing so was granted 2,000 shares of Series C Preferred Stock. The Company also converted preferred dividends of approximately $1,107,000 (payable to the corporation related through common management) into 775 shares of Series C Preferred Stock.


 EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is calculated by dividing the income (loss) available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At August 31, 2002 and August 31, 2001, the weighted average number of shares outstanding was 6,611,028 and 5,989,011, respectively, for the nine months ended and 6,987,548 and 6,013,530, respectively, for the third quarter.

 Diluted earnings (loss) per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. To compute the weighted average number of shares outstanding for the calculation of the diluted earnings per share, the number of shares vested in the employee stock option plan must be included in the denominator on a weighted average basis. At August 31, 2002 and August 31, 2001, the weighted average number of shares outstanding were 6,840,460 and 5,945,600, respectively, for the nine months ended and 7,216,980 and 6,013,530, respectively, for the third quarter.


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

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended August 31, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the quarter ended August 31, 2002.


 Results of Operations

      Revenues Sales for the nine months ending August 31, 2002 were $4,703,418 a decrease of 22.78% over sales of $6,090,915 for the comparable period in 2001. Sales for the quarter ending August 31, 2002 were $1,470,640, a decrease of 45.80% from sales of $2,713,333 for the comparable period in 2001. The decrease in sales for the quarter can be attributed to the aftermath of September 11 and a slow growth in the economy. It is believed that demand for the company's products will continue to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

      Gross Profit/(Loss) Gross profits for the nine months ending August 31, 2002 was $580,988, versus a gross loss of $457,983 in the same period last year. For the quarter ending August 31, 2002, the gross profit was $447,599 compared to a gross profit of $147,130 in the same quarter of 2001.
  The decrease in loss is attributed to the fact that operating costs were greatly reduced in the fourth quarter of 2001 and remained steady through the third quarter of 2002.

      Operating Expenses For the nine-month periods, expenses were $1,182,435 for 2002 versus $2,000,165 for 2001. For the quarter ending August 31, 2002, operating expenses were $432,227 compared to $776,293 for the comparable quarter of 2001. The reduction in expense is attributable to a reduction in workforce and a restructuring of operating expenses during the fourth quarter of 2001. These expenses should remain relatively constant for the remainder of the year.

      Other Income and Expenses For the nine-month period, expenses were $342,992 for 2002 versus $450,171 for 2001. For the quarter ending August 31, 2002, net other expense was $72,442 compared to $197,994 for the comparable quarter of 2001. These amounts reflect a decrease in debt levels at the Company during the respective periods and other miscellaneous income and expense items.

      Liquidity and Cash Resources For the nine months ending August 31, 2002 the company reported a net loss of $944,439, as compared to the loss of $2,908,319 for the comparable period in 2001. For the quarter ending August 31, 2002, The Company reported a net loss of $57,070, as compared to the loss of $827,157 reported for the comparable period in 2001. The decrease in net loss is primarily the result of the reductions of operating expenses, as discussed above. The Company expects to show a continued increase in profitability for the remainder of its year ended November 30, 2002.

      Cash resources of $188,810, were used for operations for the nine-months ending August 31, 2002, with net purchases and proceeds from the sale of property and equipment being $12,516, netting a total usage of $176,294. For the nine months ended August 31, 2001 cash flows were $1,956,417 usage from operations, and $55,441 usage for investment, totaling a cash usage of $2,011,858. During the current fiscal year these needs were met primarily through issuance of preferred and common stock and long term debt, while needs for the prior year were provided primarily by debt financing. In addition, the current fiscal year proceeds from the sale of property and equipment were the result of selling certain impaired assets.


                                  Other Matters

 Cash Flow

      During the quarter ending August 31, 2002, the Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.

                          PART II - OTHER INFORMATION

 Item 6. Exhibits

 Ex. 2.1 Agreement and Plan of Reorganization by and between Performance Interconnect Corp, its undersigned shareholders and Espo's Inc *
 Ex. 3.1   Certificate of Incorporation filed in the Office of the  Secretary
           of State of the State of New York, November 29, 1990.            *
 Ex. 3.2 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
           July 17, 1998.                                                   *
 Ex. 3.3 Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
           October 27, 1998.                                                *
 Ex. 3.4   Certificate of Amendment of Certificate of Incorporation  filed in
 Ex. 3.5   Bylaws.                                                          *
 Ex. 3.6   Certificate  of  Amendment  of  the  Certificate  of Incorporation
           dated March 30, 2001, filed April 4, 2001.                     ***
 Ex. 4.1   Form of letter describing employee stock option plan.            *
 Ex. 4.2 Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred stock
           has not yet actually been issued.                                *
 Ex. 4.3 Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This preferred stock has not yet
           actually been issued.                                            *
 Ex. 4.4 Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation in
           exchange for its promissory notes.                               *
 Ex. 4.5 Warrant dated as of October 22, 1997, authorizing the purchase of 4,000,000 shares of common stock of Performance Interconnect Corp.
           at $0.50 per share.                                              *
 Ex. 4.6 Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of Performance
           Interconnect Corp. through November 30, 2000.                    *
 Ex. 4.7 Promissory Note dated June 7, 1999, in the principal sum of $75,000.00, by Performance Interconnect Corp. in favor of Gay
           Rowe.                                                            *
 Ex. 4.8   Promissory Note  dated  May  1, 1999,  in  the  principal  sum  of
           $200,000.00, by  Performance Interconnect  Corp. in  favor of  Gay
           Rowe.                                                            *
 Ex. 4.9 Promissory Note dated August 31, 1997, in the principal sum of $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire
           I-Con Industries.)                                               *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire I-
           Con Industries.)                                                 *
 Ex. 4.11  Letter  agreement   dated  October   15,  1999,   by   Winterstone
           Management, Inc., and Performance Interconnect Corp.             *
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of $619,477.88, by Performance Interconnect Corp. in favor of Nations
           Investment Corp., Ltd.                                           *
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of $594,777.69, by Performance Interconnect Corp. in favor of Nations
           Investment Corp.                                                 *
 Ex. 4.14  Security Agreement dated June 30, 1999, by Winterstone  Management
           Inc and Performance Interconnect  Corp.                          *
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of $250,000.00, by Winterstone Management, Inc., in favor of Zion
           Capital, Inc.                                                    *
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor of
           FINOVA Capital Corporation.                                      *
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor of
           FINOVA Capital Corporation.                                      *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by Performance Interconnect Corp. in favor of FINOVA Capital
           Corporation.                                                     *
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between PC Dynamics of Texas, Inc., and FINOVA Capital Corporation. *
 Ex. 4.20  Loan Schedule dated March 25, 1999, by PC Dynamics of Texas, Inc.,
           and FINOVA Capital Corporation.                                  *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC Dynamics of
           Texas, Inc.                                                      *
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of March 25, 1999, by PC Dynamics of Texas, Inc., in favor of FINOVA
           Capital Corporation.                                             *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
           Borrower, to FINOVA Capital Corporation, Lender.                 *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates Funding Group, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH &BC, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc.,
           Borrower, to FINOVA Capital Corporation, Lender.                 *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone Management, Inc., guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender. *
 Ex. 4.28  Secured Promissory Note dated  March 25, 1999,  by PC Dynamics  of
           Texas, Inc., in favor of FINOVA Capital Corporation.             *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31, 1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser. This is
           a sale of accounts receivable.                                   *
 Ex. 4.30  Description of Series D Preferred Stock                         **
 Ex. 10.1  Letter  dated  June 2, 1999,  by  Performance Interconnect Inc. to
           M-Wave Inc.                                                      *
 Ex. 10.2  Lease of  upgrade Mark  V Bearing  Spindle Drill,  S/N 128,  dated
           11/12/97, by  Excellon  Automation  Co. in  favor  of  Winterstone
           Management, Inc. and I-Con Industries, Inc.                      *
 Ex. 10.3  Equipment Lease  Agreement dated  5/15/98 by  Excellon  Automation
           Co., in favor of Performance Interconnect, Inc.                  *
 Ex. 10.4  Guaranty by D. Ronald Allen of amounts set forth in Excellon Lease
           Agreement dated May 15, 1998.                                    *
 Ex. 10.5  Agreement dated  as  of  March  15,  1999,  between  PC  Dynamics,
           Corporation, and PC Dynamics of Texas, Inc.                      *
 Ex. 10.6  Guaranty dated as of March 15,  1999, by D. Ronald Allen in  favor
           of PC Dynamics Corporation.                                      *
 Ex. 10.7  Guaranty dated as of March  15, 1999, by Performance  Interconnect
           Corp. in favor of PC Dynamics Corporation.                       *
 Ex. 10.8  Assumption of Liabilities dated March 15, 1999,  by PC Dynamics of
           Texas, Inc., in favor of PC Dynamics Corporation.                *
 Ex. 10.9  Royalty Agreement  dated  March  15,  1999,  between  PC  Dynamics
           Corporation and PC Dynamics of Texas, Inc.                       *
 Ex. 10.10 Promissory Note  dated March  15, 1999,  in the  principal sum  of
           $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics
           Corporation.                                                     *
 Ex. 10.11 Lease dated  as of  March 25,  1999, by  PC Dynamics  Corporation,
           Landlord, and PC Dynamics of Texas, Inc., Tenant.                *
 Ex. 10.12 Promissory Note  dated March  15, 1999,  in the  principal sum  of
           $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics
           Corporation.                                                     *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of  M-Wave
           (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance Interconnect. *
 Ex. 21    Subsidiaries of the Company                                      *
 Ex. 99    Certification pursuant to 18  U.S.C.  Section 1350,  as adopted by
           Section 906 of the Sarbanes-Oxley Act of 2002                 ****

     * Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1-158211) filed on April 12, 2000.
     ** Exhibit incorporated by reference to the Company's Quarterly Report for Small Business Issuers Subject to the 1934 Act Reporting Requirements filed on Form 10-QSB dated April 13, 2001.
     *** Exhibit incorporated by reference to the Current Report for Issuers Subject to the 1934 Act Reporting Requirements filed on Form 8-K dated April 27, 2001.
     ****  Filed herewith.


                                 SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTEGRATED PERFORMANCE SYSTEMS, INC.

 Date: October 21, 2002             By: /s/ D. Ronald Allen,
                                        --------------------------

                                    D. Ronald Allen, Chief Financial Officer
                                    (Chairman of the Board and Duly
                                    Authorized Officer)