Form 10KSB
period 2002-11-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2003-03-17
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB


 [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from December 1, 2001 to November 30, 2002

                       Commission file number 0-30794

                     Integrated Performance Systems Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)

           organization)
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

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 State issuer's revenues for its most recent fiscal year. $7,221,506

 State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                 $9,976,693

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

                                    PART I

                                Alternative 2

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

           (iv) The Company has 53 full-time employees.

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


   (3) Management's Discussion and Analysis of Financial Condition and Results of Operations

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

   The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter and year ended November 30, 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-KSB for the year ended November 30, 2002.

   Results of Operations

   Revenues   Sales for the quarter ended  November 30, 2002 were  $2,518,088 an increase of 17.42% from sales of $2,144,516 for the comparable period in 2001.

   For the year ended November 30, 2002, sales were $7,221,506, a 12.31% decrease as compared to $8,235,431 for the year ended November 30, 2001. The decrease in sales for the year can be attributed to the slow down in the telecommunications industry and the events of September 11, 2001. Backlog at November 30, 2002 was $2,191,754 versus $2,514,367 at November 30, 2001. This 12.83% decrease represents the continued slow growth in the economy and in the industry. It is believed that demand for the company's products will begin to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

   Gross Profit/(Loss) Gross profits for the year ended November 30, 2002 were $879,028, versus a gross loss of $568,382 for the year ended November 30, 2001. The quarter ended November 30, 2002 had a gross profit of $298,040 versus a gross loss of $110,399 in the same quarter of 2001. The decrease in loss is attributed to the fact that operating costs were greatly reduced in the fourth quarter of 2001 and have continued to be reduced throughout 2002. Additionally, the Company recorded revenues in the amount of approximately $1,300,000 from one of its largest customers for product that was shipped during the fourth quarter of 2002 which resulted in gross profit of approximately $600,000.

   Operating Expenses For the quarter ended November 30, 2002 operating expenses were $753,935 compared to $1,264,616 for the comparable quarter of 2001. For the year ended November 30, 2002, expenses were $1,936,370 versus the $3,264,781 reported for 2001. The reduction in expense is attributable to a reduction in workforce from 91 employees to 53 employees, a decrease in prior year impairment expense of $613,000, and a restructuring of operating expenses beginning in the fourth quarter of 2001 and continuing during 2002.

   Other Income and Expenses The November 30, 2002 quarter net other expense was $132,674 compared to $208,605 for the prior year. The 2002 net expense was $475,666, a decrease from the $658,776 of the prior year. These amounts reflect changes in debt levels at the Company during the respective periods and other miscellaneous income and expense items.

   Liquidity and Cash Resources For the quarter ended November 30, 2002, the Company reported a net loss of $621,869, as compared to the loss of $1,583,620 reported for the comparable period in 2001. The 2002 numbers are losses of $1,533,008 for the current year and $4,491,939 for the prior year. The decrease in net loss is primarily the result of the reductions in operating expense and the large orders from one primary customer as discussed above. The Company expects to continue to show improvement in its operating costs in 2003.

   Cash resources of $1,167,373 were used for operations for the year ended November 30, 2002, with investment in property and equipment using $76,652 for a total usage of $1,244,025. The prior year amounts are $1,905,856 for operations, and $56,870 for investment, totaling $1,962,726. During the current fiscal year these needs were met primarily through issuance of common stock and funding by the majority stock holder, while needs for the prior year were provided primarily by the issuance of preferred stock and long term debt.

                                 Other Matters
   Cash Flow

   During the year ended November 30, 2002, The Company did not achieve a positive cash flow from operations. Accordingly, the Company will rely on cash on hand, as well as available borrowing arrangements and private placement of preferred stock to fund operations until a positive cash flow from operations can be achieved. The Company expects cash flow to improve as the result of anticipated sales increases. However, it may be necessary to pursue additional financing or placements until a positive cash flow can be achieved. The Company will continually evaluate opportunities with various investors to raise additional capital without which its growth and profitability could be restricted. Although it is believed that sufficient financing resources are available, there can be no assurance that such resources will continue to be available or that they will be available upon favorable terms.


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

 D. Ronald Allen, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director, age 52. Mr. Allen is a financial consultant and C.P.A. located in Dallas, Texas. From 1971 to 1984, he worked as a tax accountant becoming a partner with KPMG Main-Hurdman prior to its merger with Peat Marwick. Since 1984, Mr. Allen has been an independent consultant and manager of several real estate and venture capital investments in both private and public companies.

 W. C. (Bill) Robinette, Jr., Consultant, age 60. Mr. Robinette, formerly the Company's Chief Executive Officer, now serves the Company as a consultant. He has a B.S. and M.S. in physics from Texas A&M University with graduate study at Purdue University. He holds six patents in semiconductor process and interconnect technology. Mr. Robinette began his career at Texas Instruments in the Semiconductor Research Development Labs. He was the co-founder, chairman and CEO of MicroModule Systems (a multi-chip subsystems company), Group Manager - Digital Equipment Low End Systems
 Manufacturing Business (a $4,000,000,000 enterprise), World Wide Manufacturing Vice President for Mostek Corporation, manager Greenfield construction and startup of Semiconductor Operation in Ireland. He has served on the Board of Directors of the North Caroline Microelectronics Center and as an alternate Board Member of Sematech. Mr. Robinette is a co-founder of MentorVest, a mentoring and business solutions firm.

 Brooks Harman, Secretary and Director, age 55. Mr. Harman has been an officer and Director of Performance Interconnect since it was first organized in 1996, originally serving as Vice President and, since February of 1999 as Chief Operating Officer. He has spent the past fifteen years as a consultant and guiding companies and individuals through financial restructuring. In addition to consulting, Mr. Harman has also been involved in real estate sales and investments.

 Steve Hallmark, Account Executive, age 50. Mr. Hallmark has over twenty years of experience in manufacturing, the last twelve with PC Dynamics. With PC Dynamics he has held positions as Engineering Manager, Quality Manager, and Sales Manager. Mr. Jordan's responsibility is sales, and he is concentrating his efforts on the military RF circuit board market.

 Daniel J. Kolb, General Manager, age 46. Mr. Kolb has been with the Company since June 2001. From June of 1998 to June 2001 he was sales representative for EDC, based in Irving, Texas, a supplier of printed circuit board manufacturers and related industries. From September, 1997, to May, 1998, Mr. Kolb was Plant Manager for Cuplex, a Garland, Texas, printed circuit board manufacturer with over 600 employees. He served H-R Industries, Inc., as Vice President Quality Assurance from March, 1997, to July, 1997, and as Vice President Manufacturing from May 1986, to March 1997.


 Item 9.  Remuneration of Directors and Officers.

 The following chart shows the aggregate annual remuneration of the three highest paid persons who are officers as a group during the Company's last fiscal year:

                                     Capacities in which           Aggregate
   Identity of group              remuneration was received      Remuneration

   Three highest paid persons       As employees (salary)          $101,400
   who are officers or directors
   as a group during the Company's
   last fiscal year


 Item 10.  Security Ownership of Management and Certain Security Holders.

   (a)    Voting securities and principal holders thereof.

      (1) Each of the three highest paid persons who are officers and directors of the Company



  Title of      Name and address                       Amount      Percent of
   Class          of owner                             owned         Class
   -----        ----------------                       -----         -----

   common       D. Ronald Allen holds the power
   stock        to vote:

                Associates Funding Group           1,249,244 shs.    20.57%
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas, TX 75248

                Winterstone Management, Inc.         905,244 shs.    14.90%
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas , TX 75248

                B.C. & Q. Corp.                      849,485 shs.    13.99%
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas, TX 75248

                Brooks Harmon holds the power
                to vote:

                Summit Innovations                   692,975 shs.    11.41%
                10501 FM 620 East
                Frisco, TX 73035

                W. C. (Bill) Robinette, Jr.1         231,200 shs.     3.81%
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas, TX 75248

   1 Mr. Robinette has options to acquire this stock; see (d) below.


      (2) All officers and directors as a group:

  Title of      Name and address                       Amount      Percent of
   Class          of owner                             owned         Class
   -----        ----------------                       -----         -----

   common       All officers and directors         3,696,948 shs.    64.67%2
   stock           as a group

                2 Including the shares which Mr. Robinette has options to acquire; see (1) above and (d) below..


      (3) Each shareholder who owns more than 10% of any class of the Company's securities, including those shares subject to outstanding options:


  Title of      Name and address                       Amount      Percent of
   Class          of owner                             owned         Class
   -----        ----------------                       -----         -----

   common       D. Ronald Allen holds the
   stock        power to vote:

                Associates Funding Group           1,249,244 shs.    20.57%
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas , TX 75248

                Winterstone Management, Inc.         905,244 shs.    14.90%
                17300 N. Dallas Pkwy.
                Suite 2040
                Dallas , TX 75248

                B.C. & Q. Corp.                      849,485 shs.    13.99%
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

   (c)    Non-voting securities and principal holders thereof:

      (1) Each of the three highest paid persons who are officers or directors of the Company:


 Title of                         Name and address            Amount  Percent of
  Class                             of owner                   owned     Class
  -----                           ----------------             -----     -----

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
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248


 Series B Convertible             D. Ronald Allen                None      0%
 Preferred Stock; $0.01 par       17300 N. Dallas Pkwy
 value; dividends at rate of      Suite 2040
 6% of redemption value per       Dallas, Texas 75248
 year, convertible into the
 Company's common stock           Brooks Harmon                  None      0%
 at the rate of $3.00 per share   10501 FM 620 East
 for five years.                  Frisco, Texas 73035

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
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248

 Series D 0-coupon                D. Ronald Allen                None      0%
 Convertible Preferred Stock,     17300 N. Dallas Pkwy.
 $0.01 par value; redemption      Suite 2040
 value of $2,000 per share;       Dallas, TX 75248
 dividends at rate of $3.00 per
 share; convertible at the rate   Brooks Harmon                  None      0%
 of $3.00 per share.              10501 FM 620 East
                                  Frisco, Texas 73035

                                  W. C. (Bill Robinette, Jr.)    None      0%
                                  17300 N. Dallas Pkwy.
                                  Suite 2040
                                  Dallas, TX 75248

      (2)  All officers and directors as a group:

   Title of Class                       Amount owned         Percent of Class
   --------------                       ------------         ----------------
   Series A Cumulative Preferred          3,000 shs.              100%
   Stock; $0.01 par value; redemp-
   tion value of $1,000 per share;
   dividends of 8% the first year,
   10% the second year, 12% the
   third year, 14% the fourth
   year and 16% thereafter.

   Series B Convertible                      None                   0%
   Preferred Stock; $0.01 par
   value; dividends at rate of
   6% of redemption value per
   year, convertible into the
   Company's common stock
   at the rate of $3.00 per
   share for five years.

   Series C Cumulative                       None                   0%
   Preferred Stock; $0.01 par
   value: redemption value of
   $1,000 per share; dividends
   at rate of 12% of redemption
   value per year.

   Series D 0-coupon                         None                   0%
   Convertible Preferred Stock,
   $0.01 par value; redemption
   value of $2,000 per share;
   dividends at rate of $3.00 per
   share; convertible at the rate
   of $3.00 per share.

      (3) Each shareholder who owns more than 10% of any class of the Company's securities, including those shares subject to outstanding options:


 Title of                         Name and address            Amount  Percent of
  Class                             of owner                   owned     Class
  -----                           ----------------             -----     -----

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


   (d)     Options, warrants and rights:


                           Title and amount of
                           securities called for
   Name of                 by options, warrants   Exercise   Date of
   holder                  or rights              price      exercise
   ------                  ---------------------  --------   --------

   W. C. (Bill) Robinette  common stock           $1.50 per 5-year period
                           231,200 shares         share     ending no
                                                            later than
                                                            November 30,
                                                            2006

   (e)     The Company has no parent company.


 Item 11.  Interest of Management and Others in Certain Transactions

 During 2001, the Company purchased the building in which it conducts operations, subsequently sold the building to a company of which the Company's President is an officer and executed a 20-year lease for use of the building. There was no gain or loss attributable to the transaction.

 During 2002 and 2001, the Company paid dividends on preferred stock to entities owned or controlled by the Company's president and majority stockholder.

 The majority stockholder and President advances cash to the Company or pays expenses on behalf of the Company. The advances or expense payments are recorded as payable to stockholder and the Company pays 1% interest on the advances. The Company repays the balances when cash is available. At
 November 30, 2002, the balance due to the majority stockholder related to these advances was $348,388.

 The Company issued 775 shares of series C preferred stock to a company controlled by the majority stockholder and President for payment of accrued dividends totaling approximately $1,107,000.

 A joint venture controlled by the majority stockholder contributed $388,763 to IPS during the year. The contributions were recorded as paid in capital in 2002.


                                   PART II

 Item 1. Market Price of Dividends on the Registrant's Common Equity and Other Stockholder Matters.

   (a)     Market Information

      (1) The principal market where the Company's common equity is traded is the National Daily Quotation Sheets.

           (i) The range of high and low bid information for each quarter within the last two fiscal years and the source of that information is as follows:
                                                    Source of
           Quarter         high bid low bid        information
           -------         ----------------        -----------

         12/00-02/01     High 3.75   Low  1.25    National Daily
         03/01-05/01     High 3.00   Low  1.01    Quotation Sheets
         06/01-08/01     High 2.35   Low  1.10
         09/01-11/01     High 2.10   Low  1.00

         12/01-02/02     High 2.25   Low   .64
         03/02-05/02     High 2.20   Low   .95
         06/02-08/02     High 1.88   Low  1.01
         09/02-11/02     High 1.69   Low   .40

      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

      (d) Securities authorized for issuance under equity compensation plans. At the end of the most recently completed fiscal year there are no equity securities authorized for issuance with respect to compensation plans.


 Item 2.  Legal Proceedings

 Neither the Company nor its property is the subject of any pending legal proceeding.


 Item 3. Changes In and Disagreements With Accountants.

   (a)     (1)  (i) The Company's principal independent accountant,
           Travis Wolff & Co., resigned as primary auditors on January 13,
           2003.

           (ii) Travis, Wolff & Co.'s report on the financial statements for each of the past two years did not contain any adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles.

           (iii) The decision to change accountants was approved by the board of directors.

           (iv) (A) There were no disagreements with Travis, Wolff & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      (2) On January 13, 2003, the Company engaged Malone & Bailey, PLLC, as its principal accountant to audit the Company's financial statements.


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

                                   Part F/S


 INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders
 Integrated Performance Systems, Inc.
 Frisco, Texas

 We have audited the accompanying consolidated balance sheet of Integrated Performance Systems, Inc. (formerly know as ESPO's) as of November 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2002. These financial statements are the responsibility of Integrated Performance Systems' management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the year ended November 30, 2001 was audited by other auditors who issued an unqualified opinion dated February 28, 2002.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Performance Systems, Inc. as of November 30, 2002 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming Integrated Performance Systems, Inc. will continue as a going concern. As shown in the financial statements, Integrated Performance Systems, Inc. incurred a net loss of $1,533,008 for the year ended November 30, 2002, has incurred substantial net losses for each of the years presented herein and has an accumulated deficit of $12,250,699 as of November 30, 2002. IPS continues to experience cash flow difficulties and has negative working capital as of November 30, 2002. These factors and others discussed in Note 2 raise substantial doubt about Integrated Performance Systems' ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Integrated Performance Systems, Inc. cannot continue in existence.


 /s/  Malone & Bailey, PLLC

 Houston, Texas

 February 28, 2003

 INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders
 Integrated Performance Systems, Inc.
 Frisco, Texas

 We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year ended November 30, 2001 of Integrated Performance Systems, Inc. (the Company) (formerly know as ESPO's). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2001 and the consolidated results of its operations and cash flows for the year ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $4,491,939 for the year ended November 30, 2001, has incurred substantial net losses for each of the years presented herein and has an accumulated deficit of $10,717,691 as of November 30, 2001. The Company continues to experience cash flow difficulties and has negative working capital as of November 30, 2001. These factors and others discussed in Note 2 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


 /s/ TRAVIS, WOLFF & COMPANY, L.L.P.

 February 28, 2002

 Dallas, Texas

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                          Consolidated Balance Sheet

                              November 30, 2002

 ASSETS
 Current assets:
 Cash                                                            $      9,257
 Trade accounts receivable, net of allowance for
   doubtful accounts of $13,062                                     1,488,791
 Other receivables                                                     42,892
 Inventory                                                            669,081
 Prepaid expenses                                                      33,268
                                                                  -----------
         Total current assets                                       2,243,289
                                                                  -----------

 Property and equipment, net                                        1,401,219

 Other Assets                                                          50,269
                                                                  -----------
         Total assets                                            $  3,694,777
                                                                  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
 Notes payable                                                   $  2,237,364
 Current maturities of long-term debt                                 118,782
 Payable to stockholder                                               348,388
 Accounts payable                                                   1,099,710
 Accrued expenses                                                   2,193,561
                                                                  -----------
         Total current liabilities                                  5,997,805
                                                                  -----------
 Noncurrent liabilities:
 Long-term debt, net of current maturites                             737,362

 Commitments and contingencies

 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per share
   redemption value for Series A, B and C; $2.000 per
   share redemptive value for Series D; 1,000,000
   shares authorized:
 Series A - 12% cumulative dividends; 3,000 shares authorized,
   issued and outstanding; $3,000,000 liquidation value                    30
 Series B - convertible 6%;  900 shares authorized, 810
   issued and outstanding; $810,000 liquidation value                       8
 Series C - 12% cumulative dividends; 15,000 shares authorized,
   12,850  issued and outstanding; $12,075,000 liquidation value          129
 Series D - 4% cumulative dividends; 5,000 convertible shares authorized, 625 issued and outstanding; $1,222,000
   liquidation value                                                        6
 Common stock; par value  $0.01; 100,000,000 shares authorized;
   7,981,354 shares issued and outstanding                             79,813
 Additional paid-in capital                                         9,208,513
 Stock subscription receivable                                        (78,190)
 Accumulated deficit                                              (12,250,699)
                                                                  -----------
         Stockholders' equity (deficit)
         Total stockholders' deficit                               (3,040,390)
                                                                  -----------
         Total liabilities and stockholders' equity (deficit)    $  3,694,777
                                                                  ===========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INTEGRATED PERFORMANCE SYSTEMS, INC.

                     Consolidated Statements of Operations



                                                   Years Ended November 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------

  Net sales                                      $   7,221,506  $   8,235,431

  Cost of sales                                      6,342,478      8,803,813
                                                  ------------   ------------
  Gross profit (loss)                                  879,028       (568,382)
                                                  ------------   ------------
  Expenses:
  General and administrative                         1,936,370      2,643,607
  Amortization                                               -          8,146
  Impairment expense                                         -        613,028
                                                  ------------   ------------
                                                     1,936,370      3,264,781
                                                  ------------   ------------

  Loss from operations                              (1,057,342)    (3,833,163)
                                                  ------------   ------------
  Other income (expense):
  Interest expense                                    (486,176)      (564,557)
  Miscellaneous income (expense)                        10,510        (94,219)
                                                  ------------   ------------
                                                      (475,666)      (658,776)
                                                  ------------   ------------
  Loss before provision for
    income taxes                                    (1,533,008)    (4,491,939)

  Provision for income taxes                                 -              -
                                                  ------------   ------------
  Net loss                                       $  (1,533,008) $  (4,491,939)
                                                  ============   ============

  Loss available to common stockholders          $  (3,701,047) $  (5,946,873)
                                                  ============   ============

  Loss per share - basic and diluted             $       (0.47) $       (0.95)
                                                  ============   ============


   See accompanying summary of accounting policies and notes to consolidated financial statements.


                                       INTEGRATED PERFORMANCE SYSTEMS,  INC.

                            Consolidated Statements of Stockholders' Equity (Deficit)




                                              Preferred Stock     Common Stock    Additional    Stock
                                              ---------------   ----------------    Paid-in   Subsciption Accumulated
                                               Shares  Amount   Shares    Amount    Capital   Receivable    Deficit        Total
                                               ------  ------ ---------   ------  ----------   ---------  -----------    ----------
 Balance at November 30, 2000                  11,110 $  111  5,971,030  $59,710 $ 6,340,833  $      -   $ (6,225,752)  $   174,902
  Issuance of preferred stock, Series D           611      6          -        -     610,994         -              -       611,000
  Issuance of preferred stock, Series C
    in exchange for debt                        4,775     48          -        -   3,424,862         -              -     3,424,910
  Issuance of common stock for services             -      -     98,500      985     179,308         -              -       180,293
  Issuance of warrants                              -      -          -        -     109,200         -              -       109,200
  Net loss                                          -      -          -        -           -         -     (4,491,939)   (4,491,939)
  Dividends - preferred stock
    (return of capital)                             -      -          -        -  (1,454,934)        -              -    (1,454,934)
                                               ------  ------ ---------   ------  ----------   ---------  -----------    ----------
 Balance at November 30, 2001                  16,496    165  6,069,530   60,695   9,210,263         -    (10,717,691)   (1,446,568)
  Issuance of preferred stock, Series D            14      -          -        -      14,430         -              -        14,430
  Issuance of preferred stock, Series C
    for payment of accrued dividends              775      8          -        -   1,107,180         -              -     1,107,188
  Issuance of common stock for services             -      -    137,623    1,376     166,468         -              -       167,844
  Issuance of common stock upon
    exercise of options                             -      -    255,033    2,550      (2,550)        -              -             -
  Sale of common stock                              -      -  1,519,168   15,192     457,998   (78,190)             -       395,000
  Issuance of warrants                              -      -          -        -      34,000         -              -        34,000
  Capital contribution                              -      -          -        -     388,763         -              -       388,763
  Net loss                                          -      -          -        -           -         -     (1,533,008)   (1,533,008)
  Dividends - preferred stock
    (return of capital)                             -      -          -        -  (2,168,039)        -              -    (2,168,039)
                                               ------  ------ ---------   ------  ----------   ---------  -----------    ----------
 Balance at November 30, 2002                  17,285 $  173  7,981,354  $79,813 $ 9,208,513  $(78,190)  $(12,250,699)  $(3,040,390)
                                               ======  ====== =========   ======  ==========   ========   ===========    ==========


                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    INTEGRATED PERFORMANCE SYSTEMS, Inc.

                    Consolidated Statements of Cash Flows



                                                   Years Ended November 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------

 Cash flows from operating activities:
  Net loss                                       $  (1,533,008) $  (4,491,939)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                     442,774        550,682
     Issuance of common stock for services             167,844        180,293
     Loss on disposal of property and equipment         86,987              -
     Non cash interest expense                          88,467              -
     Impairment expense                                      -        613,028
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (269,958)      (220,682)
       Other receivables                               (35,053)        13,650
       Inventory                                       182,204        188,814
       Prepaid expenses                                (12,458)        41,681
       Other assets                                      9,239        (38,870)
       Accounts payable                               (532,044)       453,117
       Accrued expenses                                237,633        804,370
                                                  ------------   ------------
         Total adjustments                             365,635      2,586,083
                                                  ------------   ------------

   Net cash used in operating activities            (1,167,373)    (1,905,856)
                                                  ------------   ------------
  Cash flows from investing activities:
    Acquisition of property and equipment              (76,652)       (56,870)
                                                  ------------   ------------
  Cash flows from financing activities:
    Return of capital                                 (200,902)      (914,289)
    Net proceeds (payments) from notes payable         499,499        959,933
    Payments on royalty payable                              -       (375,000)
    Proceeds from long-term debt                        98,000        771,923
    Payments on long-term debt                        (110,572)        (5,096)
    Net proceeds payable to stockholder                115,570        933,783
    Proceeds from sale of stock                        409,430        611,000
    Contributed capital                                388,763              -
    Retirement of preferred stock                            -         20,185
                                                  ------------   ------------
   Net cash provided by financing activities         1,199,888      2,002,439
                                                  ------------   ------------

  Increase in cash                                     (44,137)        39,713

  Cash, beginning of period                             53,394         13,681
                                                  ------------   ------------
  Cash, end of period                            $       9,257  $      53,394
                                                  ============   ============

   For supplemental disclosures of cash flow information, see Note 10.


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
                  Notes to Consolidated Financial Statements



 Note 1 - Summary of Significant Accounting Policies
 ---------------------------------------------------

 History and organization

 The consolidated financial statements presented herein include the accounts of Integrated Performance Systems, Inc. ("IPS") and its wholly owned subsidiaries, Performance Interconnect of North Texas, Inc. ("PI"), North Texas PC Dynamics, Inc. and PC Dynamics of Texas, Inc. (collectively "PCD"), Varga Investments, Inc. ("VII"), CADSouth, Inc. ("CSI"), Fiberconnex, Corp. ("FCC"), Performance Application Technologies, Inc. ("PATI"), (collectively referred to as the "IPS"). IPS (formerly known as ESPO's, INC.) was incorporated in New York and in 1999 participated in a reverse acquisition merger with Performance Interconnect, Inc. All operations are currently located in North Texas. IPS, through its two operating subsidiaries PCD and PI, is involved in the design and manufacture of multi-wire, fiber optic and rf/microwave circuit boards for sale and distribution throughout the United States.

 In February 2000, CSI (a Texas corporation) was incorporated and acquired the assets of CADSouth, Inc. (a Georgia corporation) for $38,750 cash and 45,417 shares of Integrated Performance System's common stock. CADSouth, Inc. was acquired to provide engineering and design services to PI and PCD. IPS used the purchase method of accounting for the acquisition of CSI. CSI has not had any operation since the date of acquisition and all remaining assets were included in the asset impairment noted under Property and Equipment below.

 In  March  2000,  FCC  was  formed  as  a  conduit  for  anticipated  future
 opportunities in the  fiber optics arena.   FCC has  not had any  operations
 since formation.

 Principles of consolidation

 All significant inter-company accounts and transactions have been eliminated in consolidation.

 Revenue recognition

 Revenue is recognized upon shipment of finished goods from an approved purchase order.

 Inventory

 IPS' inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.

 Property and equipment

 The majority of IPS' property and equipment was acquired through the acquisitions of certain subsidiaries noted above. These assets are shown at their acquisition value (approximate fair market value) less accumulated depreciation. Subsequent acquisitions of property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the underlying assets ranging from 1.5 to 10 years. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

 In addition, IPS periodically reviews all long-lived assets and associated goodwill for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposal of an asset is less than the carrying value, the asset is reduced to fair value. During the last quarter of the year ended November 30, 2001, management determined that the recoverability of certain production equipment and goodwill was doubtful and recognized an impairment loss of approximately $613,000. The loss was recognized as an operating expense in the consolidated statement of operations. No loss was recognized in fiscal 2002.

 Income taxes

 IPS uses the asset and liability method for accounting and reporting income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These differences relate primarily to property and equipment, accrued vacation and allowance for doubtful accounts.

 Concentration of risk

 IPS may, on occasion, have cash balances in bank accounts in excess of the federally insured limits. IPS has not experienced any losses from these accounts and management does not believe it has any significant risk related to these accounts.

 The following table represents the concentration of risk associated with major customers that individually account for 10% or more of revenues in fiscal 2002 or 2001 and the corresponding periods revenues from that customer:

                           Years Ended November 30,
                         ----------------------------
                            2002              2001
                         ----------        ----------
    Customer A          $ 2,511,375       $   956,944
    Customer B            2,093,837         1,319,880
    Customer C              864,299         1,709,498
    Customer D              336,835         1,250,467
    Customer E               42,275         1,317,630
                         ----------        ----------
                        $ 5,848,621       $ 6,554,419
                         ==========        ==========


 In addition, IPS uses a factor for a select group of receivables. Due to the nature of the receivables factored, IPS accounts for these transactions as short-term borrowings. See Note 5.

 Loss per share

 Basic loss per share is calculated by dividing the loss available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At November 30, 2002 and 2001, the weighted average number of shares outstanding was 7,827,984 and 6,236,633, respectively.

 Diluted loss per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. The warrants discussed in Note 13 and the preferred shares discussed in Note 15 were not included in the diluted net loss per share calculation as the effect would be anti-dilutive.

 IPS had a stock compensation plan, the terms of which were met in the reverse acquisition merger completed in 1999. As a result 229,432 shares became fully vested and satisfied the contingent conditions of the plan. These shares are therefore included in both the basic earnings per share calculation and the diluted loss per share calculation. The shares were issued subsequent to November 30, 2001.

 Use of estimates

 The preparation of financial statements requires management to make estimates and assumptions that effect the financial statements at, and during, the reporting periods. Actual results could differ from these estimates.

 Cash equivalents

 For the purpose of the statements of cash flows, IPS considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Accrued liabilities

 IPS accrues expenses that are known to be liabilities at the end of a period. These expenses primarily relate to sales commissions, payroll taxes, ad valorem property taxes, professional fees, stock compensation, royalty payments and interest.

 Stock-Based Compensation

 IPS accounts for the fair value of its grants under the Plan in accordance with FAS 123, Accounting for Stock-Based Compensation. As of November 30, 2002 IPS does not have any stock option plans and there are no stock options outstanding.

 As of November 30, 2001, IPS still had outstanding options outstanding under the old EPSO stock option plan. During the year ended November 30, 2002, all the outstanding options were exercised and IPS issued 229,432 shares of common stock to the applicable employees. IPS accounts for stock-based compensation issued to employees in accordance with SFAS 123, Accounting for Stock-Based Compensation. During the term of the Plan, the related compensation costs were charged against income. No such costs were incurred in the years ended November 30, 2002 and 2001.

 IPS accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. As of November 30, 2002 IPS has options to acquire 231,200 shares of IPS common stock at $1.50 per share outstanding. The options were issued in fiscal 2001 to a consultant resulting in approximately $82,000 of consulting expense in fiscal 2001.



 Recent Accounting Pronouncements

 IPS   does   not   expect  the  adoption   of  recently  issued   accounting
 pronouncements to have a significant impact on the IPS' results of operations, financial position or cash flows.



 Note 2 - Going Concern
 ----------------------

 The financial statements have been prepared assuming that IPS will continue as a going concern. IPS has a significant accumulated deficit and working capital deficiency at November 30, 2002 and is unable to meet its obligations as they come due; all of which raise substantial doubt about IPS' ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should IPS be unable to continue as a going concern.

 The continued support of IPS' creditors, lenders and stockholders is required in order for IPS to continue as a going concern. Management's plans to support and grow IPS' operations include cutting overhead costs, borrowing additional funds, increasing marketing and sales efforts. IPS' inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


 Note 3 - Inventory
 ------------------

 Inventories consist of the following at November 30, 2002:

      Finished goods                         -
      Work in progress                 376,033
      Raw materials                    320,048
                                     ---------
      Total inventory               $  696,081
                                     =========

 IPS utilizes batch processing for orders from clients that are part of an existing purchase order and delivery contract. IPS only produces an amount sufficient to complete the order and provide for quality control inspections. Once a batch is complete, it is immediately shipped to the customer, thus eliminating the need to warehouse finished goods.


 Note 4 - Trade Accounts Receivable
 ----------------------------------

 Through two subsidiaries, IPS maintains an agreement to factor select accounts receivable with a financing company and accounts for the factored receivables as secured short-term borrowings. IPS receives 85% of the face amount of qualifying invoices and the remaining 15% is held by the factor as a reserve until the invoice is collected, whereby the reserve is then refunded to IPS less applicable fees. All invoices are factored with recourse to IPS. In addition, IPS believes the historic value of the accounts receivable presented below approximates their fair value. See Note 6.

 As of November 30, 2002, amounts due from customers which exceeded 10% of trade accounts receivables amounted to an aggregate of $1,341,000 from three customers.


 Note 5 - Property and Equipment
 -------------------------------

 Property and equipment consist of the following at November 30, 2002:


       Furniture and fixtures            $    69,658
       Computers                             223,864
       Vehicles                               18,116
       Production equipment                2,908,241
       Leasehold improvements                106,450
                                          ----------
                                           3,326,329
       Less accumulated depreciation
         and amortization                 (1,925,110)
                                           ----------
                                          $1,401,219
                                           ==========

 Depreciation expense for the year ended November 30, 2002 totaled approximately $435,000, which was included in cost of sales for depreciation on production equipment. In addition, amortization expense of intangible assets totaled approximately $8,000.

 Depreciation expense for the year ended November 30, 2001 totaled approximately $542,000, which was included in cost of sales for depreciation on production equipment. In addition, amortization expense of intangible assets totaled approximately $8,000.


 Note 6 - Notes Payable
 ----------------------

 At November 30, 2002, the company that factors IPS receivables provided the following debt instruments to IPS and its subsidiaries:

   * An accounts receivable factoring arrangement of two subsidiaries whereby the majority of IPS accounts receivable are sold with recourse to the financing company. IPS receives 85% of the invoiced amount. Upon receipt of payment IPS receives the remaining 15% less interest and fees. Interest accrues at the prime rate plus 2% (9.5% at November 30, 2002) with the agreement maturing in October 2003. All accounts are considered current liabilities and classified as short-term borrowings on the November 30, 2002 balance sheet. The outstanding balance at November 30, 2002 totaled $1,098,571.

   * Term note for the production equipment of a subsidiary. On October 4, 2000 the financing company loaned IPS $533,000 with of approximately $13,000 per month including interest which accrues at the greater of 13.5% or the prime rate plus 5%. The note has a demand feature, therefore, the entire balance is considered a current liability and is classified as a note payable on the November 30, 2002 balance sheet. The outstanding balance at November 30, 2002 was $311,383.

 The collateral for these financing arrangements consist of all of the assets of IPS, guarantees by IPS, all subsidiaries, the majority stockholder, and other corporate related parties which are related through common management or ownership.

 In addition, IPS has entered into the following agreements as of November 30, 2002:

      * A note payable to an individual for $300,000 with interest at 18% and collateralized by inventory and a one-third interest in a joint venture. The note matured December 28, 2001 and is subordinate to the factoring arrangement disclosed above. The note was subsequently extended to June, 2002. IPS has not paid the debt due to insufficient cash flow.

      * A note payable to an individual for $200,000 with interest at 10% and collateralized by certain of IPS' assets. The note has detachable warrants to purchase 140,000 shares of IPS' common stock (see Note 12) and matures in April 2002. The note is subordinate to the factoring arrangement discussed above. The note was discounted by $109,200, which is the fair value assigned to the warrants. The discount was being amortized over the original term of loan and approximately $82,200 and $27,000 was recorded as interest expense for the years ended November 30, 2002 and 2001, respectively. The balance due at November 30, 2002 was $200,000.

      * An unsecured note payable to an individual for $45,000 with interest at 24%. Principal plus accrued interest due May 22, 2003.

      * An  unsecured  note  payable  to  an  employee  leasing  company  for
        $400,000, with interest at 14.5%. The note is for payroll and related expenses paid for by the leasing company and not reimbursed by IPS. The balance was due June 18, 2002. IPS continues to make monthly payments totaling approximately $25,000 which are automatically deducted out collections from trade accounts receivable by IPS' factor and paid to the leasing company by the factor. The note is guaranteed by the majority stockholder. The balance due at November 30, 2002 was $232,410. As of February 28, 2002, IPS continues to make payments on the note and the balance is approximately $181,000.

      * An unsecured note payable to an individual for $50,000 with interest at 24%. Principal plus accrued interest due December 4, 2002.


 Note 7 - Long-term Debt
 -----------------------

 Long-term debt consists of the following at November 30, 2002:

   Note payable to  a stockholder  due  August 2003.  Interest
   accrues  at  24%  and  is   due  at  maturity.  The note is
   collateralized  by a partial  second lien on certain assets
   of IPS.                                                        $    50,000

   Note payable to  a  bank  maturing November 2007.  The note is  payable  in monthly installments  of  $1,052, including interest  at 7%.  The  note is collateralized by  equipment purchased using proceeds from and note and is guaranteed by
   the President and Chairman of the Board of Directors.               53,000

   Note payable to an individual due September 2004.  Interest accrues  at 12%  and  is  payable at maturity.  The note is
   unsecured.                                                          15,000

   Note payable to an individual due September 2004.  Interest
   accrues at 12% and  is payable at  maturity.   The  note is
   unsecured.                                                          15,000

   Note  payable to  a  third party  due  May 2004.   Interest
   accrues  at the prime rate (7.5% at November 30, 2002) plus
   1% and is payable in monthly  installments of $10,140.  The
   note is unsecured.                                                 630,536

   Note  payable to  a  third party  due  May 2005.   Interest
   accrues  at  24%  and  is  payable  monthly.  The  note  is
   unsecured.                                                          47,608

   Note  payable to an individual due  April  2005.   Interest
   accrues at  12% and  is payable at maturity.   The  note is
   unsecured                                                           45,000
                                                                   ----------
                                                                      856,144
   Less amounts classified as current                                 118,782
                                                                   ----------
   Total long-term debt                                           $   737,362
                                                                   ==========

 The note payable due May 2005 to a third party has a warrant to acquire 50,000 shares of IPS' common stock (see Note 13). The note was discounted by $34,000, which is the fair value assigned to the warrants. The discount is being amortized over the original term of loan and approximately $7,000 was recorded as interest expense for the year ended November 30, 2002.

 The minimum annual principal payments on long-term debt are as follows for the years ending November 30:

                    2003       $   118,782
                    2004           583,373
                    2005            85,548
                    2006            56,311
                    2007            12,130
                                ----------
                               $   856,144
                                ==========


 Note 8 - Accrued Expenses
 -------------------------
 Accrued expenses consisted of the following at November 30, 2002:

          Accrued property taxes                          $     235,139
          Accrued payroll and employee benefits                 100,025
          Accrued dividends                                   1,321,116
          Accrued interest                                      285,031
          Other accrued expenses                                252,250
                                                           ------------
                                                          $   2,193,561
                                                           ============


 Note 9 - Income Taxes
 ---------------------

 Due to losses generated during the periods prior to and including November 30, 2002, IPS has available a net operating loss carryforward of approximately $13,000,000. In view of this loss and the uncertainty of IPS' near-term profitability, management has estimated IPS' current tax liability to be zero. The current estimated net operating losses will expire in the years 2013 through 2021. The valuation allowance increased approximately $890,000 during fiscal 2002.

 The estimated net deferred taxes consist of the following at November 30, 2002:

           Deferred tax asset                         $4,420,000
           Deferred tax asset valuation allowance     (4,420,000)
           Deferred tax liability                             -
                                                     -----------
                                                    $          -
                                                     ===========


 Note 10 - Cash Flow Information
 -------------------------------

 Non-cash transactions

 During 2001, IPS converted approximately $709,000 of the related party line-of-credit, approximately $552,000 of short-term borrowings, approximately $1,203,000 of long-term debt, approximately $524,000 of dividends payable and approximately $417,000 of accrued liabilities into Series C preferred stock.

 During fiscal 2002, IPS converted approximately $1,107,000 of accrued dividends into Series C preferred stock.

 At November 30, 2002, dividends of approximately $1,300,000 were included in accrued expenses.

 Supplemental information

 Interest paid for the year ended November 30, 2002 and 2001 totaled approximately $342,000 and $430,000, respectively. IPS was not required to and did not pay any income taxes.


 Note 11 - Related Party Transactions
 ------------------------------------

 As discussed in Notes 5 and 6, there are amounts included in IPS' debt and line-of-credit liabilities that are due to related parties. The related accrued interest was approximately $2,400 at November 30, 2002.

 During fiscal 2001, IPS purchased the building in which it conducts operations, subsequently sold the building to a company the President of IPS is an officer and executed a 20-year lease for use of the building. There was no gain or loss attributable to the transaction.

 During fiscal 2002 and 2001, IPS paid dividends on preferred stock totaling approximately $85,000 and $900,000, respectively, to entities the president and majority stockholder of IPS either owns or controls.

 The majority stockholder and President advances IPS cash or pays expenses on behalf of IPS. The advances or expense payments are recorded as payable to stockholder and IPS pays 1% interest on the advances. IPS repays the balances when cash is available. At November 30, 2002, the balance due to the majority stockholder related to these advances was $348,388.

 IPS issued 775 shares of series C preferred stock to a company controlled by the majority stockholder and President for payment of accrued dividends totaling approximately $1,107,000.

 A joint venture controlled by the majority stockholder contributed $388,763 to IPS during the year. The contributions were recorded as paid in capital in fiscal 2002.

 In May 2002, IPS entered into a transaction to sale one of its subsidiaries to a company owned by the majority stockholder. The transaction rescinded in November 2002 and as of November 30, 2002 all assets and liabilities of the subsidiary are properly reflected in the accompanying consolidated financial statements.


 Note 12 - Commitments and Contingencies
 ---------------------------------------

 IPS rents office space, equipment and warehouse facilities from a related party under non-cancelable operating leases. Total rent expense was approximately $426,000 for the years ended November 30, 2002 and 2001, respectively. Future minimum lease payments are as follows for the years ending November 30:

                             2003     $   524,938
                             2004         502,424
                             2005         452,331
                             2006         420,000
                             2007         420,000
                          Thereafter    5,880,000
                                       ----------
                                      $ 8,199,693
                                       ==========

 IPS has a royalty agreement with a third party for sales of multi-wire boards. Total royalty expense was approximately $86,000 and $44,000 for the years ended November 30, 2002 and 2001, respectively. The royalty agreement is for a ten-year period ending December 31, 2003 and is automatically extended for subsequent five-year periods. Either party may terminate at the end of the ten-year or five-year periods.

 In November 2002, IPS entered into an agreement with a Singapore Corporation that manufactures circuit boards to potentially purchase a percentage of the Singapore Corporation. The agreement requires IPS to: 1) issue 1,500,000 shares of IPS common stock to the Singapore Corporation and Stockholders, 2) make available $700,000 worth of IPS common stock to be sold outside the US under SEC Regulation S for the purpose of meeting working capital needs of the Singapore Corporation 3) IPS will use its best efforts to negotiate and fund a payoff debts of the Singapore Corporation and 4) IPS will advance $100,000 to the Singapore Corporation. As of November 30, 2002, IPS had advance $30,000 related to this agreement. As of February 28, 2002, IPS had advanced the entire $100,000, but, had not issued any stock or finalized an agreement with the Singapore Corporation or Stockholders.

 IPS is subject to legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect IPS' financial position, results of operations and cash flows.


 Note 13 - Warrants
 ------------------

 On July 3, 2000, IPS issued warrants to acquire 66,667 shares of IPS' common stock for $1.50 per share to an individual for consulting services. The warrants were immediately exercisable and terminate three years from the date of issue.

 On February 8, 2001, IPS issued warrants to acquire 41,667 shares of IPS' common stock for $1.50 per share to the company that factors IPS receivables. The warrants were immediately exercisable and terminate ten years from the date of issue.

 On February 15, 2001, IPS issued warrants to acquire 50,000 shares of IPS' common stock for $1.50 per share to and individual for consulting services. The warrants were immediately exercisable and terminate ten years from the date of issue.

 On May 5, 2001, IPS issued a 24% note payable to an individual for $45,000 (see Note 5). The note has detachable warrants to purchase 30,000 shares of IPS' common stock for $1.50 per share. The warrants were immediately exercisable and terminate three years from the date of issue.

 On October 2, 2001, IPS issued a 10% note payable to an individual for $200,000 (see Note 5). The note has detachable warrants to purchase 140,000 shares of IPS' common stock for $1.50 per share. The warrants were immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined a fair value of the warrants of approximately $109,000, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 5.0%, no dividends and volatility of 221%.

 On May 1, 2002, IPS issued a 24% note payable to a third party for $75,000 (see Note 5). The note has detachable warrants to purchase 50,000 shares of IPS' common stock for $1.50 per share. The warrants are immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined a fair value of the warrants of approximately $34,000, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 4.0%, no dividends and volatility of 136%.

 On May 1, 2002, IPS issued a 24% note payable to a third party for $75,000 (see Note 5). The note has detachable warrants to purchase 50,000 shares of IPS' common stock for $1.50 per share. The warrants are immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined a fair value of the warrants of approximately $34,000, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 4.0%, no dividends and volatility of 136%.

 On July 1, 2002, IPS issued warrants to purchase 500,000 shares of IPS' common stock for $1.50 per share to three individuals for their participation raising additional capital for IPS. The warrants are immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined a fair value of the warrants of approximately $263,000, which has been treated general and administrative expense in the accompanying statement of operations for the year ended November 30, 2002. Variables used in the option-pricing model included a discount rate of 4.0%, no dividends and volatility of 136%.


 Note 14 - Common Stock and Subscription Receivable
 --------------------------------------------------

 On December 14, 2001, IPS entered into a Stock Escrow Agreement with Telvest Communications, LLC to sell IPS common stock at an amount equal to 40% per share of the offer price of the stock at the end of the business day prior to the sale. As of November 30, 2002, IPS issued 2,200,000 shares to Telvest. Telvest sold 1,519,168 shares in fiscal 2002 for $473,190. As of November 30, 2002, IPS has a subscription receivable related to the sale of stock of $78,190. The remaining 680,832 shares are not considered outstanding as of November 30, 2002.

 In August 2002, IPS amended its articles of incorporation to increase the authorized number of common stock from 25,000,000 to 100,000,000.


 Note 15 - Preferred Stock
 -------------------------

 IPS' preferred stock consists of 10,000,000 authorized shares with a par value of $0.01 and a redemption value determined in each of the series noted below. In August 2002, the number of authorized shares was increased from 1,000,000 to 10,000,000. The redemption value is used for the calculation and payment of dividends. There is no liquidation preference between the various series of preferred stock. There is no mandatory redemption feature associated with this stock. Preferred stock consists of the following:

   Series A, 3,000 shares (non-voting) authorized, issued and outstanding with cumulative dividends paying 10% for 2001, 12% for 2002, 14% for 2003, and 16% yearly thereafter and a redemption value of $1,000 per share. Series A was issued in exchange for all of the existing preferred stock of PI, the Series A stock redemption fund and the payables associated with the sinking fund and dividends declared but unpaid.

   Series B, 5,000 shares (non-voting) authorized, 6% convertible stock with dividends payable quarterly in cash and a redemption value of $1,000 per share. The stock may be converted into common stock at a conversion rate of $3.00. 810 shares were issued and outstanding at November 30, 2002 and 2001 and are convertible through December 2004.

   Series C, 15,000 shares (non-voting) authorized, a redemption value of $1,000 per share. The dividends are cumulative, accrue at 12% and are payable monthly. The stock was issued to a related party in exchange for the assumption of approximately $1,107,000 of accrued dividends during the year ended November 30, 2002, $3,420,000 of debt and liabilities during the year ended November 30, 2001, $3,560,000 of debt and liabilities during the year ended November 30, 2000.

   Series D, 5,000 convertible shares authorized (non-voting), 625 shares issued and outstanding with a redemption value of $2,000 per share. The dividends are cumulative and accrue at 4% beginning four years after the date of issuance. The shares may be converted into common stock at a conversion rate of 3.00 per share for five years from the date of issuance. 14 shares were sold for $14,430 and 611 shares were sold for $611,000 during the years ended November 30, 2002 and 2001, respectively.

                                  Part III


 Item 1. Index to Exhibits.


 Ex. 2.1  Agreement and Plan of Reorganization by and between Performance
            Interconnect Corp, its undersigned shareholders and Espo's Inc * Ex. 3.1 Certificate of Incorporation filed in the Office of the Secretary
            of State of the State of New York, November 29, 1990.           *
 Ex. 3.2  Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
            July 17, 1998                                                   *
 Ex. 3.3  Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
            October 27, 1998.                                               *
 Ex. 3.4  Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York,
            March 20, 2000.                                                 *
 Ex. 3.5  Bylaws.                                                           *
 Ex. 3.6  Certificate of Amendment of the Certificate of Incorporation
            dated March 30, 2001, filed April 4, 2001.                    ***
 Ex. 4.1  Form of letter describing employee stock option plan.             *
 Ex. 4.2  Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for common stock of uniView Technologies Corp. This preferred
            stock has not yet actually been issued.                         *
 Ex. 4.3  Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of Performance Interconnect Corp. This preferred stock has not
            yet actually been issued.                                       *
 Ex. 4.4  Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation
            in exchange for its promissory notes.                           *
 Ex. 4.5  Warrant dated as of October 22, 1997, authorizing the purchase of 4,000,000 shares of common stock of Performance
            Interconnect Corp. at $0.50 per share.                          *
 Ex. 4.6  Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of
            Performance Interconnect Corp. through November 30, 2000.       *
 Ex. 4.7  Promissory Note dated June 7, 1999, in the principal sum of
            $75,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.8  Promissory Note dated May 1, 1999, in the principal sum  of
            $200,000.00, by Performance Interconnect Corp.in favor of
            Gay Rowe.                                                       *
 Ex. 4.9  Promissory Note dated August 31, 1997, in the principal sum of $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership
            formed to acquire I-Con Industries.)                            *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed
            Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to
            acquire I-Con Industries.)                                      *
 Ex. 4.11 Letter agreement dated October 15, 1999, by Winterstone
            Management, Inc., and Performance Interconnect Corp,            *
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of
            $619,477.88, by Performance Interconnect Corp. in favor of
            Nations Investment Corp., Ltd.                                  *
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of $594,777.69, by Performance Interconnect Corp. in favor
            of Nations Investment Corp.                                     *
 Ex. 4.14 Security Agreement dated June 30, 1999, by Winterstone
            Management Inc and Performance Interconnect Corp.               *
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of
            $250,000.00, by Winterstone Management, Inc., in favor
            of Zion Capital, Inc.                                           *
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by
            Performance Interconnect Corp. in favor of FINOVA Capital
            Corporation.                                                    *
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between
            PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.     *
 Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas,
            Inc., and FINOVA Capital Corporation.                           *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC
            Dynamics of Texas, Inc.                                         *
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of
            March 25, 1999, by PC Dynamics of Texas, Inc., in favor of
            FINOVA Capital Corporation.                                     *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald
            Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
            Borrower, to FINOVA Capital Corporation, Lender.                *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates
            Funding Group, Inc., guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH
            & BC, Inc., guaranteeing obligations of PC Dynamics of Texas,
            Inc., Borrower, to FINOVA Capital Corporation, Lender.          *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by
            Performance Interconnect  Corporation, guaranteeing
            obligations of PC Dynamics of Texas, Inc., Borrower, to
            FINOVA Capital Corporation, Lender.                             *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone
            Management, Inc., guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.28 Secured Promissory Note dated March 25, 1999, by PC Dynamics of
            Texas, Inc., in favor of FINOVA Capital Corporation.            *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31,
            1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser.
            This is a sale of accounts receivable.                          *
 Ex. 4.30 Description of Series D Preferred Stock                          **
 Ex. 10.1 Letter dated June 2, 1999, by Performance Interconnect Inc.
            to M-Wave Inc.                                                  *
 Ex. 10.2 Lease of upgrade Mark V Bearing Spindle Drill, S/N 128, dated
            11/12/97, by  Excellon Automation  Co. in  favor of Winterstone
            Management, Inc. and I-Con Industries, Inc.                     *
 Ex. 10.3 Equipment Lease Agreement dated 5/15/98 by Excello Automation
            Co., in favor of Performance Interconnect, Inc.                 *
 Ex. 10.4 Guaranty by D. Ronald Allen of amounts set forth in Excellon
            Lease Agreement dated May 15, 1998.                             *
 Ex. 10.5 Agreement dated as of March  15, 1999, between PC Dynamics,
            Corporation, and PC Dynamics of Texas, Inc.                     *
 Ex. 10.6 Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor
            of PC Dynamics Corporation.                                     *
 Ex. 10.7 Guaranty dated as of March 15, 1999, by Performance Interconnect
            Corp. in favor of PC Dynamics Corporation.                      *
 Ex. 10.8 Assumption of Liabilities dated March 15, 1999, by PC Dynamics
            of Texas, Inc., in favor of PC Dynamics Corporation.            *
 Ex. 10.9 Royalty Agreement dated March 15, 1999, between PC Dynamics
            Corporation and PC Dynamics of Texas, Inc.                      *
 Ex. 10.10 Promissory Note dated March 15, 1999, in the principal sum of
             $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.11 Lease dated as of March 25, 1999, by PC Dynamics Corporation,
             Landlord, and PC Dynamics of Texas, Inc., Tenant.              *
 Ex. 10.12 Promissory Note dated March 15, 1999, in the principal sum of
             $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of
             M-Wave (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance
             Interconnect.                                                  *
 Ex. 21    Subsidiaries of the Company                                      *
 Ex. 99    Certification Pursuant to 18 U.S.C. Section 1350, as adopted
             by Section 906 of the Sarbanes-Oxley Act of 2002            ****

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

                            Date; March 17,2003