Form 10KSB/A
period 2002-11-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2003-03-28
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB/A


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

             10501 FM 720 East
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

                                Not applicable

 Transitional Small Business Disclosure format (Check one): Yes  X  ; No

                               Explanatory Note
                               ----------------

 Integrated Performance Systems Inc. is filing this Year End Report on Form 10-KSB/A in order to:

       (1) revise the text of Part II, Item 3(a)(1)(ii), Changes in and Disagreements with Accountants, to correctly reflect that the financial statements for the last two years were modified as to uncertainty,

      (2) include the appropriate certifications and

      (3) file exhibit 16, Letter regarding change in certifying accountant dated May 25, 2003, by Travis, Wolff & Company, L.L.P.

 The complete text of Part II Item 3 of Form 10-KSB as revised, the certifications and exhibit 16 is included in this filing.

                                     PART II


 Item 3. Changes In and Disagreements With Accountants.

      (a) (1) (i) The Company's principal independent accountant, Travis Wolff & Co., resigned as primary auditors on January 13, 2003.


                (ii) Travis, Wolff & Co.'s reports on the financial statements for each of the past two years were modified as to uncertainty. The reports did not contain any adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles.


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

                                  Part III


 Item 1. Index to Exhibits.


 Ex. 16   Letter regarding change in certifying accountant dated       *
          March 25, 2003, by Travis, Wolff & Company, L.L.P.



          *  Filed herewith.

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


                            INTEGRATED PERFORMANCE SYSTEMS INC.


                            By   /s/ D. Ronald Allen
                            --------------------------
                                  D. Ronald Allen
                                  Chairman and CEO

                            Date; March 27, 2003

                                CERTIFICATIONS

      I, D. Ronald Allen, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Integrated Performance Systems, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 27, 2003

                                    /s/ D. Ronald Allen
                                    ----------------------------------------
                                    D. Ronald Allen, Chief Executive Officer
                                    and Chief Financial Officer

      I, Brooks Harman, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Integrated Performance Systems, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 27, 2003

                                    /s/ Brooks Harman
                                    ------------------------
                                    Brooks Harman, Secretary