Form 10QSB
period 2003-02-28
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2003-04-23
CIK 1069562

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

       For the transition period from December 1, 2002 to February 28, 2003 Commission file number 0-30794

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,713,874 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X ]   No  [   ]

                         PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements


                      Integrated Performance Systems, Inc.
                           Consolidated Balance Sheets

 ----------------------------------------------------------------------------

                                                  February 28,   November 30,
                                                      2003           2002
                                                  ------------   ------------
                                                  (Unaudited)
 ASSETS
 Current assets:
   Cash                                          $          64  $       9,257
   Trade accounts receivable, net                      967,414      1,488,791
   Other receivables                                   156,927         42,892
   Inventory                                           496,944        669,081
   Prepaid expenses                                     43,721         33,268
                                                  ------------   ------------
         Total current assets                        1,665,070      2,243,289
                                                  ------------   ------------
 Property and equipment, net                         1,329,694      1,401,219

 Other assets                                           47,473         50,269
                                                  ------------   ------------
     Total assets                                $   3,042,237  $   3,694,777
                                                  ============   ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Notes payable                                 $   1,863,344  $   2,237,364
   Current maturities of long-term debt                118,782        118,782
   Payable to shareholder                              357,375        348,388
   Accounts payable                                  1,118,221      1,099,710
   Accrued expenses                                    870,113      2,193,561
                                                  ------------   ------------
     Total current liabilities                       4,327,835      5,997,805
                                                  ------------   ------------

 Noncurrent liabilities:
 Long-term debt, net of current maturities             713,982        737,362
                                                  ------------   ------------
 Stockholders' deficit:
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and
   C; $2.000 per share redemptive value for
   Series D; 10,000,000 shares authorized:
     Series A - 12% cumulative dividends;
       10,000 shares authorized, 3,400 and
       3,000 issued and outstanding;
       $3,400,000 liquidation value                         34             30
     Series B - convertible 6%; 10,000 shares
       authorized, 870 and 810 issued and
       outstanding; $870,000 liquidation value               9              8
     Series C - 12% cumulative dividends; 20,000
       shares authorized, 13,500 and 13,000
       issued and outstanding; $13,500,000
       liquidation value                                   104            129
     Series D - 4% cumulative dividends; 10,000
       convertible shares authorized, 745 and
       611 issued and outstanding; $1,250,000
       liquidation value                                     7              6
 Common stock; par value $0.01; 100,000,000
   shares authorized, 11,713,874 and
   7,981,354 shares issued and outstanding             117,138         79,813
 Additional paid-in capital                         10,679,508      9,208,513
 Stock subscription receivable                        (210,190)       (78,190)
 Accumulated deficit                               (12,586,190)   (12,250,699)
                                                  ------------   ------------
     Total stockholders' deficit                    (1,999,580)    (3,040,390)
                                                  ------------   ------------
     Total liabilities and stockholders' deficit $   3,042,237  $   3,694,777
                                                  ============   ============

                 The accompanying notes are an integral part of the consolidated financial statements.

                      Integrated Performance Systems, Inc.
                      Consolidated Statements of Operations

 ----------------------------------------------------------------------------

                                                     Three          Three
                                                  Months Ended   Months Ended
                                                  February 28,   February 28,
                                                      2003           2002
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)

  Net sales                                      $   1,837,528  $   1,444,056

  Cost of sales                                      1,645,104      1,536,072
                                                  ------------   ------------
  Gross profit (loss)                                  192,424        (92,016)

  General and administrative                           412,813        373,693
                                                  ------------   ------------
  Loss from operations                                (220,389)      (465,709)
                                                  ------------   ------------
  Other income (expense):
  Interest expense                                    (115,103)      (142,194)
  Miscellaneous income (expense)                             -         27,730
                                                  ------------   ------------
                                                      (115,103)      (114,464)
                                                  ------------   ------------
  Net loss                                       $    (335,492) $    (580,173)
                                                  ============   ============

  Loss available to common stock                 $    (823,142) $  (1,044,573)
                                                  ============   ============

  Loss per share - basic and diluted             $       (0.04) $       (0.16)
                                                  ============   ============

  Weighted average shares outstanding                8,042,947  $   6,407,433
                                                  ============   ============


                 The accompanying notes are an integral part of the consolidated financial statements.

                      Integrated Performance Systems, Inc.
                      Consolidated Statements of Cash Flows

 ----------------------------------------------------------------------------

                                                     Three          Three
                                                  Months Ended   Months Ended
                                                  February 28,   February 28,
                                                      2003           2002
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)
 Cash flows from operating activities:
  Net loss                                       $    (335,492) $    (580,173)
                                                  ------------   ------------
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      94,300        114,041
     Accretion of debt discount                              -         57,196
     Gain on sale of property and equipment                  -         (2,730)
     Changes in operating assets and liabilities:
       Trade accounts receivable                       521,377        419,587
       Other receivables                              (114,035)       (30,347)
       Inventory                                       172,137        203,349
       Prepaid expenses                                (10,453)        (2,243)
       Other assets                                      2,796          1,476
       Accounts payable                                (18,511)       (61,492)
       Accrued expenses                                 11,916          7,334
                                                  ------------   ------------
         Total adjustments                             659,527        706,171
                                                  ------------   ------------

 Net cash provided by operating activities             324,035        125,998
                                                  ------------   ------------
 Cash flows from investing activities:
  Proceeds from sale of property and equipment               -         15,461
                                                  ------------   ------------
 Cash flows from financing activities:
   Proceeds from sale of stock                         155,000        117,760
   Return of capital                                   (99,815)       (96,135)
   Net proceeds (payments) from short-term
     borrowings, line-of-credit and note payable      (374,020)      (341,789)
   Payments on long-term debt                          (23,380)       (34,863)
   Net proceeds from shareholder                         8,987        188,022
                                                  ------------   ------------
 Net cash from financing activities                   (333,228)      (167,005)
                                                  ------------   ------------
 Decrease in cash                                       (9,193)       (25,546)

 Cash, beginning of period                               9,257         53,394
                                                  ------------   ------------
 Cash, end of period                             $          64  $      27,848
                                                  ============   ============


                 The accompanying notes are an integral part of the consolidated financial statements.

                     Integrated Performance Systems, Inc.
                  Notes to Consolidated Financial Statements
                        February 28, 2003 (Unaudited)

 BASIS OF PRESENTATION

 The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in the Company's Report 10KSB filed March 28, 2003. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.


 CASH FLOW INFORMATION

 Non cash transactions

 During the quarter ending February 28, 2003, the Company converted accrued dividends totaling $1,708,951 into 1,110 shares of preferred stock.

 During the quarter ending February 28, 2002, the Company converted accounts payable from two vendors for approximately $685,000 to notes payable due within one year.


 COMMON AND PREFERRED STOCK

 During the quarter ended February 28, 2003, the Company sold 60,000 shares of common stock for $80,000 and received $75,000 in cash related to the stock subscription receivable at November 30, 2002.

 As of November 30, 2002, the Company had 680,832 shares of common stock held by Televest Communications, LLC ("Televest"), a third party, to be sold overseas under regulation S of the Securities and Exchange Commission. During the quarter ended February 28, 2003, Televest sold 672,520 shares for approximately $250,000, of which, the Company will receive approximately $207,000. As of February 28, 2003, the Company had not received the cash proceeds; therefore, recorded the $207,000 as a stock subscription receivable.

 During the quarter ended February 28, 2003, the Company issued an additional 300,000 shares of common stock to Televest. As of February 28, 2003, Telvest held 308,312 shares of common stock to be sold overseas. These shares are not considered outstanding at February 28, 2003.

 Effective February 28, 2003, the Company's board of directors approved the conversion of 3000 shares of Series C preferred stock into 3,000,000 shares of the Company's common stock. The Series C preferred is owned by an entity controlled by the majority shareholder and Chairman of the Board of Directors.

 On January 29, 2003, the Company amended the certificate of incorporation increasing the number of authorized shares of preferred stock to 50,000 as follows: Series A - 10,000, Series B - 10,000, Series C - 20,000 and Series D - 10,000. In addition, the Series A and C were amended to include voting rights equal to 1,000 votes per share.


 LOSS PER SHARE

 Basic loss per share is calculated by dividing the loss available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At February 28, 2003 and February 28, 2002, the weighted average number of shares outstanding was 8,402,947 and 6,407,640, respectively.

 Diluted loss per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. For the quarter ended February 28, 2003 and 2002, the Company's common stock equivalents were not included in the calculation of diluted loss per share as the effect would have been anti-dilutive.


 SUBSEQUENT EVENT

 On March 31, 2003, the Company finalized an agreement to purchase 48% of a Singapore corporation in the wireless data streaming business. The Company issued 750,000 shares of common stock to the shareholders of the Singapore corporation, 1,000,000 shares of common stock to the Singapore corporation and converted a $110,000 receivable from the Singapore corporation into it's investment in the entity. As of February 28, 2003, the receivable was included in other receivables.

 The 1,000,000 shares of common stock issued to the Singapore Corporation are to be sold outside the United Sates under SEC Regulation S for the purposes of meeting working capital needs of the Singapore Corporation.

 During March 2003, Televest sold an additional 534,159 shares of the Company's common stock overseas.


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

 The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter ended February 28, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the quarter ended February 28, 2003.

      Results of Operations

 Revenues Sales for the quarter ended February 28, 2003 were $1,837,528, an increase of 27.24% from sales of $1,444,056 for the comparable period in
 2002. The increase in sales for the quarter can be attributed to an increase of approximately $165,000 in multi-wire boards and approximately $228,000 of our circuit boards sold to customers' with military related programs. It is believed that demand for the company's products will begin to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

 Gross Profit/ (Loss) Gross profits for the quarter ended February 28, 2003 were $192,424, versus a gross loss of $92,016 in the same quarter of 2002. The increase in gross profit is attributed to a reduction in production costs and the sale of higher margin products during the first quarter 2003 versus 2002. The company recorded revenues totaling approximately $800,000, from one of its largest customers for product shipped during the first quarter of 2003, resulting in gross profit of approximately $370,000.

 Operating Expenses For the quarter ended February 28, 2003 operating expenses were $412,813 compared to $373,693 for the comparable quarter of 2002. The increase in expense is attributable to an increase in compensation, professional fees, and travel related to the Company's sales staff.

 Other Income and Expenses For the quarter ended February 28, 2003, net other expense was $115,103 compared to $114,464 for the prior year.
 The net change of $639 reflects a reduction in interest expense of approximately $27,000 that was offset by a decrease in other income of approximately $27,000.

 Liquidity and Cash Resources For the quarter ended February 28, 2003, the Company reported a net loss of $314,470, as compared to the loss of $580,173 reported for the comparable period in 2002. The decrease in net loss is primarily the result of the reductions in production expense and the large order of higher margin products from one primary customer as discussed above.

 The Company had a decrease in cash of $9,193 and $25,546 in 2003 and 2002, respectively. Cash resources of $324,035 were provided by operations for the quarter 2003 as compared to $125,998 from operations in 2002. Cash provided by investing activities were $0 and $15,461 in 2003 and 2002, respectively. Cash used in financing activities was $333,228 and $167,005 in 2003 and 2002, respectively. The significant amount of cash used in financing activities in 2003 and 2002 was attributable to payments of debt totaling $374,000 and $341,789, respectively, and payment of dividends totaling $99,815 and 96,135, respectively. The cash used in financing activities during 2003 was primarily offset by proceeds from the sale of common stock of $155,000. The cash used in financing activities in 2002 was offset by proceeds from the sale of stock totaling approximately $114,000 and advances from the majority stockholder totaling approximately $188,000.

      Discussion of Critical Accounting Policies

 The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility and inventory valuations. Actual results could differ from those estimates.

 Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies.

 Revenue Recognition: We recognize revenues when the products are shipped. At that time an agreement is in place, price is fixed, title for product passes to the customer, and collecitibility is reasonably assured.

 Allowance for Doubtful Accounts: Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.

 Inventory: Inventory consists principally of finished goods and raw materials and is priced at lower of cost or market, cost being determined using both the first-in and first out (FIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.

                          PART II - OTHER INFORMATION

 Item 5.  Other Information

      On February 10, 2003, the Company filed with the State of New York Department of State a Certificate of Amendment of the Certificate of Incorporation creating Series A, B, C and D preferred stock. The filing corrected procedural flaws in the creation of the earlier preferred. At the same time, it made it possible to provide voting rights and 170 additional shares to the holders of the Series A preferred stock, 60 additional shares to the holders of the Series B preferred and voting rights and 650 additional shares to holders of the Series C, all in lieu of accrued dividends. The Company called in the old preferred stock certificates, cancelled them and issued new certificates. A copy of the Certificate of Amendment is attached to this filing as Exhibit 3.7.

 Item 6. Exhibits

 Ex. 2.1  Agreement and Plan of Reorganization by and between Performance
            Interconnect Corp, its undersigned shareholders and Espo's Inc * Ex. 3.1 Certificate of Incorporation filed in the Office of the Secretary
            of State of the State of New York, November 29, 1990.           *
 Ex. 3.2  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            July 17, 1998                                                   *
 Ex. 3.3  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            October 27, 1998.                                               *
 Ex. 3.4  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            March 20, 2000.                                                 *
 Ex. 3.5  Bylaws.                                                           *
 Ex. 3.6  Certificate of Amendment of the Certificate of Incorporation dated
            March 30, 2001, filed April 4, 2001.                          ***
 Ex. 3.7  Certificate of Amendment of the Certificate of Incorporation dated
            January 29, 2003, filed in the Office of the State of New York
            Department of State, February 10, 2003.                      ****
 Ex. 4.1  Form of letter describing employee stock option plan.             *
 Ex. 4.2  Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for
            common stock of uniView Technologies Corp.                      *
 Ex. 4.3  Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of
            Performance Interconnect Corp.                                  *
 Ex. 4.4  Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation
            in exchange for its promissory notes.                           *
 Ex. 4.5  Warrant dated as of October 22, 1997, authorizing the purchase of
            4,000,000 shares of common stock of Performance Interconnect
            Corp. at $0.50 per share.                                       *
 Ex. 4.6  Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of
            Performance Interconnect Corp. through November 30, 2000.       *
 Ex. 4.7  Promissory Note dated June 7, 1999, in the principal sum of
            $75,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.8  Promissory Note dated May 1, 1999, in the principal sum of
            $200,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.9  Promissory Note dated August 31, 1997, in the principal sum of
            $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire
            I- Con Industries.)                                             *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed
            Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire
            I-Con Industries.)                                              *
 Ex. 4.11 Letter agreement dated October 15, 1999, by Winterstone
            Management, Inc., and Performance Interconnect Corp,            *
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of
            $619,477.88, by Performance Interconnect Corp. in favor of
            Nations Investment Corp., Ltd.                                  *
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of
            $594,777.69, by Performance Interconnect Corp. in favor of
            Nations Investment Corp.                                        *
 Ex. 4.14 Security Agreement dated June 30, 1999, by Winterstone Management
            Inc and Performance Interconnect  Corp.                         *
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of
            $250,000.00, by Winterstone Management, Inc., in favor
            of Zion Capital, Inc.                                           *
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by
            Performance Interconnect Corp. in favor of FINOVA Capital
            Corporation.                                                    *
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between
            PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.     *
 Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas,
            Inc., and FINOVA Capital Corporation.                           *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC
            Dynamics of Texas, Inc.                                         *
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of
            March 25, 1999, by PC Dynamics of Texas, Inc., in favor of
            FINOVA Capital Corporation.                                     *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald
            Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
            Borrower, to FINOVA Capital Corporation, Lender.                *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates
            Funding Group, Inc., guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH
            & BC, Inc., guaranteeing obligations of PC Dynamics of Texas,
            Inc., Borrower, to FINOVA Capital Corporation, Lender.          *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by
            Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital
            Corporation, Lender.                                            *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone
            Management, Inc.,  guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.28 Secured Promissory Note dated March 25, 1999, by PC Dynamics of
            Texas, Inc., in favor of FINOVA Capital Corporation.            *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31,
            1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser.
            This is a sale of accounts receivable.                          *
 Ex. 10.1 Letter dated June 2, 1999, by Performance Interconnect Inc. to
            M-Wave Inc.                                                     *
 Ex. 10.2 Lease of upgrade Mark V Bearing Spindle Drill, S/N 128, dated
            11/12/97, by Excellon Automation Co. in favor of Winterstone
            Management, Inc. and I-Con Industries, Inc.                     *
 Ex. 10.3 Equipment Lease Agreement dated 5/15/98 by Excellon Automation
            Co., in favor of Performance Interconnect, Inc.                 *
 Ex. 10.4 Guaranty by D. Ronald Allen of amounts set forth in Excellon
            Lease Agreement dated May 15, 1998.                             *
 Ex. 10.5 Agreement dated as of March 15, 1999, between PC Dynamics,
            Corporation, and PC Dynamics of Texas, Inc.                     *
 Ex. 10.6 Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor
            of PC Dynamics Corporation.                                     *
 Ex. 10.7 Guaranty dated as of March 15, 1999, by Performance Interconnect
            Corp. in favor of PC Dynamics Corporation.                      *
 Ex. 10.8 Assumption of Liabilities dated March 15, 1999,  by PC Dynamics
            of Texas, Inc., in favor of PC Dynamics Corporation.            *
 Ex. 10.9 Royalty Agreement dated March 15, 1999, between PC Dynamics
            Corporation and PC Dynamics of Texas, Inc.                      *
 Ex. 10.10 Promissory Note dated March 15, 1999, in the principal sum of
             $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.11 Lease dated as of March 25, 1999, by PC Dynamics Corporation,
             Landlord, and PC Dynamics of Texas, Inc., Tenant.              *
 Ex. 10.12 Promissory Note dated March 15, 1999, in the principal sum of
             $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of
             M-Wave (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance
             Interconnect.                                                  *
 Ex. 21    Subsidiaries of the Company                                      *
 Ex. 99    Certification Pursuant to 18 U.S.C. Section 1350, as adopted
             by Section 906 of the Sarbanes-Oxley Act of 2002            ****

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

                               INTEGRATED PERFORMANCE SYSTEMS, INC.

 Date: April 21, 2003          By:  /s/ D. Ronald Allen
                               ----------------------------------------------
                                    D. Ronald Allen,  Chief Financial Officer
                                    (Chairman of the Board and Duly
                                    Authorized Officer)

                                CERTIFICATIONS

      I, D. Ronald Allen, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Integrated Performance Systems, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 21, 2003

                                    /s/ D. Ronald Allen
                                    ----------------------------------------
                                    D. Ronald Allen, Chief Executive Officer
                                    and Chief Financial Officer

      I, Brooks Harman, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Integrated Performance Systems, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: April 21, 2003

                                    /s/ Brooks Harman
                                    ------------------------
                                    Brooks Harman, Secretary