Form 10QSB
period 2003-05-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2003-07-28
CIK 1069562

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

               For the transition period from March 1, 2003 to May 31, 2003 Commission file number 0-30794

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

                               Not applicable
 ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 13,379,218 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X  ]  No  [   ]

                         PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements


                      INTEGRATED PERFORMANCE SYSTEMS, INC.
                           Consolidated Balance Sheets

 ============================================================================
                                                     May 31      November 30,
                                                      2003           2002
                                                  ------------   ------------
                                                  (Unaudited)
 ASSETS
 Current assets:
   Cash                                          $          60  $       9,257
   Trade accounts receivable, net                      469,957      1,488,791
   Other receivables                                    26,004         42,892
   Inventory                                           592,458        669,081
   Prepaid expenses                                     21,906         33,268
                                                  ------------   ------------
      Total current assets                           1,110,385      2,243,289
                                                  ------------   ------------

 Property and equipment, net of depreciation         1,238,158      1,401,219

 Other assets:
   Investment in VoIUM Technologies, LTD             1,232,871              0
   Other                                                46,429         50,269
                                                  ------------   ------------
                                                     1,279,300         50,269
                                                  ------------   ------------
   Total assets                                  $   3,627,843  $   3,694,777
                                                  ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                         $   1,385,747  $   2,237,364
   Current maturities of long-term debt                118,782        118,782
   Line of credit - related party                      331,493        348,388
   Accounts payable                                  1,278,519      1,099,710
   Accrued expenses                                    901,344      2,193,561
                                                  ------------   ------------
      Total current liabilities                      4,015,885      5,997,805

 Noncurrent liabilities:
   Long-term debt, net of current maturities           689,982        737,362
                                                  ------------   ------------
 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and
   C; $2.000 per share redemptive value for
   Series D; 10,000,000 shares authorized:
     Series A - 12% cumulative dividends;
       10,000 shares authorized, 3,400 and
       3,000 issued and outstanding;
       $3,400,000 liquidation value                         34             30
     Series B - convertible 6%; 10,000 shares
       authorized, 870 and 810 issued and
       outstanding; $870,000 liquidation value               9              8
     Series C - 12% cumulative dividends; 20,000
       shares authorized, 13,500 and 13,000
       issued and outstanding; $13,500,000
       liquidation value                                   108            129
     Series D - 4% cumulative dividends; 10,000
       convertible shares authorized, 745 and
       611 issued and outstanding; $1,250,000
       liquidation value                                     7              6
 Common stock; par value $0.01; 100,000,000
   shares authorized, 14,379,218 shares issued,
   with 13,379,218 outstanding and 7,981,354
   shares issued and outstanding                       133,792         79,813
 Additional paid-in capital                         12,079,806      9,208,513
 Stock subscription receivable                         (46,251)       (78,190)
 Accumulated deficit                               (13,245,529)   (12,250,699)
                                                  ------------   ------------
   Total stockholders' equity (deficit)             (1,078,024)    (3,040,390)
                                                  ------------   ------------
   Total liabilities and stockholders'
     equity (deficit)                            $   3,627,843  $   3,694,777
                                                  ============   ============

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                      INTEGRATED PERFORMANCE SYSTEMS, INC.
                      Consolidated Statements of Operations

 ============================================================================

                               Three        Three         Six          Six
                           Months Ended Months Ended Months Ended Months Ended May 31, 2003 May 31, 2002 May 31, 2003 May 31, 2002
                           ------------ ------------ ------------ ------------
                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

 Net sales                  $ 1,026,968  $ 1,788,722  $ 2,864,496  $ 3,232,778

 Cost of sales                1,180,375    1,563,317    2,825,479    3,099,389
                             ----------   ----------   ----------   ----------
 Gross profit (loss)           (153,407)     225,405       39,017      133,389

 General and administrative     397,391      376,515      810,204      750,208
                             ----------   ----------   ----------   ----------
 Loss from operations          (550,798)    (151,110)    (771,187)    (616,819)
                             ----------   ----------   ----------   ----------
 Other income (expense):
  Interest expense              (52,661)    (137,866)    (168,764)    (280,060)
  Equity in loss of VoIUM       (55,879)           0      (55,879)           0
  Miscellaneous
    income (expense)                  0      (18,220)       1,000        9,510
                             ----------   ----------   ----------   ----------
                               (108,540)    (156,086)    (223,643)    (270,550)
                             ----------   ----------   ----------   ----------
 Net loss                   $  (659,338) $  (307,196) $  (994,830) $  (887,369)
                             ==========   ==========   ==========   ==========
 Loss available to
   common stock             $(1,085,788) $  (771,596) $(1,908,930) $(1,816,169)
                             ==========   ==========   ==========   ==========
 Loss per share - basic     $     (0.11) $     (0.12) $     (0.19) $     (0.27)
                             ==========   ==========   ==========   ==========
 Loss per share - diluted   $     (0.11) $     (0.12) $     (0.19) $     (0.27)
                             ==========   ==========   ==========   ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                      INTEGRATED PERFORMANCE SYSTEMS, INC.
                      Consolidated Statements of Cash Flows

 ============================================================================

                                                       Six            Six
                                                  Months Ended   Months Ended
                                                  May 31, 2003   May 31, 2002
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)
 Cash flows from operating activities:
  Net loss                                       $    (994,830) $    (887,369)
                                                  ------------   ------------
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      190,159        234,629
    Issuance of common stock for services               74,250              0
    Accretion of debt discount                               0         57,196
    Loss on sale of property and equipment                   0          6,192
    Changes in operating assets and liabilities:
      Trade accounts receivable                      1,018,834        344,517
      Other receivables                                 16,888        (51,427)
      Inventory                                         76,623        225,777
      Prepaid expenses                                  11,362         11,967
      Other assets                                     (55,281)         1,751
      Accounts payable                                 178,809       (101,276)
      Accrued expenses                                  28,914       (149,197)
                                                  ------------   ------------
 Net cash provided by (used in)
   operating activities                                545,728       (307,240)

 Cash flows from investing activities:
  Acquisition of property and equipment                (27,098)        (3,811)
  Proceeds from sale of property and equipment               0         21,213
                                                  ------------   ------------
 Net cash provided by (used in)
   investing activities                                (27,098)        17,402
                                                  ------------   ------------
 Cash flows from financing activities:
  Proceeds from sale of stock                          572,368        354,130
  Return of capital                                   (184,303)       (17,501)
  Proceeds from (payments to) factor, net             (851,617)        11,213
  Proceeds from long-term debt                               0            462
  Payments on long-term debt                           (47,380)             0
  Line of credit - related party                       (16,895)      (111,036)
                                                  ------------   ------------
 Net cash provided by (used in)
   financing activities                               (527,827)       237,268
                                                  ------------   ------------
 Change in cash                                         (9,197)       (52,570)
                                                  ------------   ------------
 Cash, beginning of period                               9,257         53,394
                                                  ------------   ------------
 Cash, end of period                             $          60  $         824
                                                  ============   ============
 Supplemental cashflow information:
   Interest paid                                 $     165,221  $     280,060


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                     Integrated Performance Systems, Inc.
                  Notes to Consolidated Financial Statements
                           May 31, 2003 (Unaudited)


 NOTE 1 - BASIS OF PRESENTATION

 The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in IPS' Report 10KSB filed March 28, 2003. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.


 CASH FLOW INFORMATION

 Non cash transactions

 During the six months ended May 31, 2003, IPS converted accrued dividends totaling $2,050,913 into 1,536 shares of preferred stock.

 During the six months ended May 31, 2002, IPS converted accounts payable from two vendors for approximately $685,000 to notes payable due within one year.


 LOSS PER SHARE

 Basic loss per share is calculated by dividing the loss available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator). At May 31, 2003 and May 31, 2002, the weighted average number of shares outstanding was 10,650,000 and 6,650,132, respectively.

 Diluted loss per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. For the quarter and six months ended May 31, 2003 and 2002, IPS' common stock equivalents were not included in the calculation of diluted loss per share as the effect would have been anti-dilutive.


 CONTINUED OPERATIONS

 PS has continued to experience significant losses and cash flow difficulties and there is some doubt about its ability to continue as a going concern. Management continues to look for ways to improve operational performance and is actively seeking additional sources of capital.


 NOTE 2 - COMMON AND PREFERRED STOCK

 During the six months ended May 31, 2003, IPS issued 55,000 shares of common stock to consultants for services valued at $74,250 using the trading price on the date issued.

 As of November 30, 2002, IPS had 680,832 shares of common stock held by Telvest Communications, LLC ("Telvest"), a third party, to be sold overseas under regulation S of the Securities and Exchange Commission. During the six months ended May 31, 2003, IPS issued Telvest 833,379 additional shares to be sold overseas.

 During the six months ended May 31, 2003, Telvest sold, 1,500,364 shares for approximately $505,000, of which, IPS will receive approximately $460,000. As of May 31, 2003, IPS had a stock subscription receivable from Telvest totaling $46,251.

 As of May 31, 2003, Telvest held 13,847 shares of common stock to be sold overseas. These shares are not considered outstanding at May 31, 2003.

 In addition to the shares sold overseas, during the six months ended May 31, 2003 IPS sold 60,000 shares of common stock for $80,000 and collected approximately $75,000 of the stock subscription receivable that was outstanding at November 30, 2002.

 On March 31, 2003, IPS issued 700,000 shares of common stock to certain stockholders of VoIUM Technologies LTD ("VoIUM")(See Note 3) as well as 82,500 shares of common stock to creditors of VoIUM for settlement of notes payable, in exchange for 48% of the outstanding common stock of VoIUM. In addition, IPS issued 1,000,000 shares of stock to VoIUM which will be accounted for in a manner similar to treasury stock and shown as issued but not outstanding.

 Effective February 28, 2003, IPS' board of directors approved the conversion of 3000 shares of Series C preferred stock into 3,000,000 shares of IPS' common stock. The Series C preferred is owned by an entity controlled by the majority shareholder and Chairman of the Board of Directors.

 On January 29, 2003, IPS amended the certificate of incorporation increasing the number of authorized shares of preferred stock to 50,000 as follows:
 Series A - 10,000, Series B - 10,000, Series C - 20,000 and Series D - 10,000. In addition, the Series A and C were amended to include voting rights equal to 1,000 votes per share.


 NOTE 3 - INVESTMENT IN VOIUM TECHNOLOGIES, LTD

 On March 31, 2003, IPS finalized an agreement to purchase 48% of a VoIUM Technologies, LTD, a Cayman Islands corporation, which provides various services to the wireless data streaming business in South East Asia. IPS issued 700,000 shares of common stock to the shareholders of the Cayman Islands corporation, 82,500 shares of common stock to creditors of VoIUM, 1,000,000 shares of common stock to the Cayman Islands corporation and converted a $115,000 receivable from the Cayman Islands corporation into its investment in the entity. The investment was valued based on the shares issued using trading price as of March 31, 2003, or $1.50 per share, plus the conversion of a note receivable.

 The 1,000,000 shares of common stock issued to the Cayman Island Corporation are to be sold outside the United Sates under SEC Regulation S for the purposes of meeting working capital needs of the Cayman Islands Corporation.

 IPS will account for the investment under the equity method. For the quarter ended May 31, 2003, IPS' equity in the net loss of VoIUM was $55,879. At May 31, 2003, IPS' investment in VoIUM totaled $1,232,871; however, IPS' equity in the underlying net assets of VoIUM totaled approximately $22,000.


 NOTE 4 - SUBSEQUENT EVENTS

 Subsequent to May 31, 2003 Telvest sold an additional 192,436 shares of IPS' common stock overseas resulting in IPS receiving $80,246.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

 The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the three and six months ended May 31, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the three and six months ended May 31, 2003.

      Results of Operations

 Revenues Sales for the six months ended May 31, 2003 were $2,864,496 a decrease of 11.4% from sales of $3,232,778 for the comparable period in 2002. Sales for the quarter ended May 31, 2003 were $1,026,968, a decrease of 42.5% from sales of $1,788,722 for the comparable period in 2002. The decrease in sales for the quarter can be attributed to a decrease in customer orders as confidence in the economy has faltered during the second quarter. It is believed that demand for the company's products will begin to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

 Gross Profit/ (Loss) Gross profit for the six months ended May 31, 2003 was $39,017 versus a gross profit of $133,389 for the comparable period of 2002. Gross loss for the quarter ended May 31, 2003 was ($153,407), versus a gross profit of $225,405 in the same quarter of 2002. The decrease in gross profit is attributed to a reduction in customer orders during economic hardship during the second quarter and the loss of orders for the company's higher margin products during this same period. The negative gross margin resulted from the Company maintaining it's current personnel in preparation for an increase in orders during the third and fourth quarter.

 Operating Expenses For the six months ended May 31, 2003, operating expenses were $810,204 compared to $750,208 for the comparable period of 2002. For the quarter ended May 31, 2003 operating expenses were $397,391 compared to $376,515, for the comparable quarter of 2002.

 Other Income and Expenses For the six months ended May 31, 2003, net other expense was $223,643 compared to $270,550 for the comparable period in 2002. For the quarter ended May 31, 2003, net other expense was $108,540 compared to $156,086 for the same quarter of 2002. The decrease in expenses reflects a reduction in interest expense which was offset by the equity loss in its unconsolidated subsidiary.

 Liquidity and Cash ResourcesAs of May 31, 2003, the Company had a working deficit of approximately $2,800,000 compared to a deficiency of $3,800,000 at November 30, 2002. The Company had a decrease in cash of $9,197 and $52,570 for the six months ended May 31, 2003 and 2002, respectively. Cash resources of $545,728 were provided by operations for the six months ended May 31, 2003, as compared to $307,240 of cash used in operations for the same period in 2002. Cash used in investing activities were $27,098 for the six months ended May 31, 2002 can cash provided by investing activities was $17,402 for the same period in 2002. Cash used in financing activities was $527,827 for the six months ended May 31, 2003, and cash provided by financing activities was $237,268 for the same period in 2002. Our principal sources of cash during the six month period was our factoring arrangement and proceeds from the sale of common stock overseas.

 The Company continues to incur significant losses from operations and is currently seeking joint venture arrangement to help reduce the large overhead burden. In addition, the Company will continue to raise funds through sales of common stock overseas.

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


                     PART II - OTHER INFORMATION

 Item 6. Exhibits

 Ex. 2.1  Agreement and Plan of Reorganization by and between Performance
            Interconnect Corp, its undersigned shareholders and Espo's Inc * Ex. 3.1 Certificate of Incorporation filed in the Office of the Secretary
            of State of the State of New York, November 29, 1990.           *
 Ex. 3.2  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            July 17, 1998                                                   *
 Ex. 3.3  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            October 27, 1998.                                               *
 Ex. 3.4  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            March 20, 2000.                                                 *
 Ex. 3.5  Bylaws.                                                           *
 Ex. 3.6  Certificate of Amendment of the Certificate of Incorporation dated
            March 30, 2001, filed April 4, 2001.                          ***
 Ex. 3.7  Certificate of Amendment of the Certificate of Incorporation dated
            January 29, 2003, filed in the Office of the State of New York
            Department of State, February 10, 2003.                      ****
 Ex. 4.1  Form of letter describing employee stock option plan.             *
 Ex. 4.2  Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for
            common stock of uniView Technologies Corp.                      *
 Ex. 4.3  Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of
            Performance Interconnect Corp.                                  *
 Ex. 4.4  Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation
            in exchange for its promissory notes.                           *
 Ex. 4.5  Warrant dated as of October 22, 1997, authorizing the purchase of
            4,000,000 shares of common stock of Performance Interconnect
            Corp. at $0.50 per share.                                       *
 Ex. 4.6  Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of
            Performance Interconnect Corp. through November 30, 2000.       *
 Ex. 4.7  Promissory Note dated June 7, 1999, in the principal sum of
            $75,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.8  Promissory Note dated May 1, 1999, in the principal sum of
            $200,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.9  Promissory Note dated August 31, 1997, in the principal sum of
            $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire
            I- Con Industries.)                                             *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed
            Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire
            I-Con Industries.)                                              *
 Ex. 4.11 Letter agreement dated October 15, 1999, by Winterstone
            Management, Inc., and Performance Interconnect Corp,            *
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of
            $619,477.88, by Performance Interconnect Corp. in favor of
            Nations Investment Corp., Ltd.                                  *
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of
            $594,777.69, by Performance Interconnect Corp. in favor of
            Nations Investment Corp.                                        *
 Ex. 4.14 Security Agreement dated June 30, 1999, by Winterstone Management
            Inc and Performance Interconnect  Corp.                         *
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of
            $250,000.00, by Winterstone Management, Inc., in favor
            of Zion Capital, Inc.                                           *
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by
            Performance Interconnect Corp. in favor of FINOVA Capital
            Corporation.                                                    *
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between
            PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.     *
 Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas,
            Inc., and FINOVA Capital Corporation.                           *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC
            Dynamics of Texas, Inc.                                         *
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of
            March 25, 1999, by PC Dynamics of Texas, Inc., in favor of
            FINOVA Capital Corporation.                                     *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald
            Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
            Borrower, to FINOVA Capital Corporation, Lender.                *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates
            Funding Group, Inc., guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH
            & BC, Inc., guaranteeing obligations of PC Dynamics of Texas,
            Inc., Borrower, to FINOVA Capital Corporation, Lender.          *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by
            Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital
            Corporation, Lender.                                            *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone
            Management, Inc.,  guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.28 Secured Promissory Note dated March 25, 1999, by PC Dynamics of
            Texas, Inc., in favor of FINOVA Capital Corporation.            *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31,
            1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser.
            This is a sale of accounts receivable.                          *
 Ex. 10.1 Letter dated June 2, 1999, by Performance Interconnect Inc. to
            M-Wave Inc.                                                     *
 Ex. 10.2 Lease of upgrade Mark V Bearing Spindle Drill, S/N 128, dated
            11/12/97, by Excellon Automation Co. in favor of Winterstone
            Management, Inc. and I-Con Industries, Inc.                     *
 Ex. 10.3 Equipment Lease Agreement dated 5/15/98 by Excellon Automation
            Co., in favor of Performance Interconnect, Inc.                 *
 Ex. 10.4 Guaranty by D. Ronald Allen of amounts set forth in Excellon
            Lease Agreement dated May 15, 1998.                             *
 Ex. 10.5 Agreement dated as of March 15, 1999, between PC Dynamics,
            Corporation, and PC Dynamics of Texas, Inc.                     *
 Ex. 10.6 Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor
            of PC Dynamics Corporation.                                     *
 Ex. 10.7 Guaranty dated as of March 15, 1999, by Performance Interconnect
            Corp. in favor of PC Dynamics Corporation.                      *
 Ex. 10.8 Assumption of Liabilities dated March 15, 1999,  by PC Dynamics
            of Texas, Inc., in favor of PC Dynamics Corporation.            *
 Ex. 10.9 Royalty Agreement dated March 15, 1999, between PC Dynamics
            Corporation and PC Dynamics of Texas, Inc.                      *
 Ex. 10.10 Promissory Note dated March 15, 1999, in the principal sum of
             $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.11 Lease dated as of March 25, 1999, by PC Dynamics Corporation,
             Landlord, and PC Dynamics of Texas, Inc., Tenant.              *
 Ex. 10.12 Promissory Note dated March 15, 1999, in the principal sum of
             $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of
             M-Wave (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance
             Interconnect.                                                  *
 Ex. 21    Subsidiaries of the Company                                      *
 Ex. 99    Certification Pursuant to 18 U.S.C. Section 1350, as adopted by
           Section 906 of the Sarbanes-Oxley Act of 2002                *****

       * Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1-158211) filed on April 12, 2000.
       ** Exhibit incorporated by reference to the Company's Quarterly Report for Small Business Issuers Subject to the 1934 Act Reporting Requirements filed on Form 10-QSB dated April 13, 2001.
       *** Exhibit incorporated by reference to the Current Report for Issuers Subject to the 1934 Act Reporting Requirements filed on Form 8-K dated April 27, 2001.
       **** Exhibit incorporated by reference to the Company's Quarterly
            Report for Small Business Issuers Subject to the 1934 Act Reporting Requirements filed on Form 10-QSB dated April 21, 2003.
      ***** Filed herewith.

                            SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTEGRATED PERFORMANCE SYSTEMS, INC.

 Date: July 28, 2003           By:  /s/ D. Ronald Allen
                               ----------------------------------------------
                                    D. Ronald Allen,  Chief Financial Officer
                                    (Chairman of the Board and Duly
                                    Authorized Officer)

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

       Date: July 28, 2003

                                    /s/ D. Ronald Allen
                                    ----------------------------------------
                                    D. Ronald Allen, Chief Executive Officer
                                    and Chief Financial Officer

       I, Brooks Harman, certify that:

       1.   I  have  reviewed  this  quarterly  report  on  Form  10-KSB   of
 Integrated Performance Systems, Inc.

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

       Date: July 28, 2003

                                    /s/ Brooks Harman
                                    ------------------------
                                    Brooks Harman, Secretary