Form 10QSB
period 2003-08-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2003-10-30
CIK 1069562

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

               For the transition period from June 1, 2003 to August 31, 2003 Commission file number 0-30794

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 13,665,449 shares (There is only one class of common.)

      Transitional Small Business Disclosure Format (Check one):
                          Yes  [ X  ]  No  [   ]

                     PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements


                      INTEGRATED PERFORMANCE SYSTEMS, INC.
                           Consolidated Balance Sheets

 ============================================================================

                                                   August 31,    November 30,
                                                      2003           2002
                                                  ------------   ------------
                                                  (Unaudited)
 ASSETS
 Current assets:
   Cash                                          $         519  $       9,257
   Trade accounts receivable, net                      558,548      1,488,791
   Other receivables                                    55,000         42,892
   Inventory                                           448,642        669,081
   Prepaid expenses                                     27,621         33,268
                                                  ------------   ------------
      Total current assets                           1,090,330      2,243,289
                                                  ------------   ------------

 Property and equipment, net of depreciation         1,162,593      1,401,219
                                                  ------------   ------------
 Other assets:
   Investment in VoIUM Technologies, LTD             1,175,871              -
   Other                                                45,688         50,269
                                                  ------------   ------------
                                                     1,221,559         50,269
                                                  ------------   ------------
   Total assets                                  $   3,474,482  $   3,694,777
                                                  ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                         $   1,614,446  $   2,237,364
   Current maturities of long-term debt                118,782        118,782
   Line of credit - related party                      336,340        348,388
   Accounts payable                                  1,463,665      1,099,710
   Accrued expenses                                  1,012,192      2,193,561
                                                  ------------   ------------
      Total current liabilities                      4,545,425      5,997,805
                                                  ------------   ------------
 Noncurrent liabilities:
   Long-term debt, net of current maturities           746,636        737,362
                                                  ------------   ------------
 Stockholders' deficit:
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and
   C; $2.000 per share redemptive value for
   Series D; 10,000,000 shares authorized:
     Series A - 12% cumulative dividends;
       10,000 shares authorized, 3,607 and
       3,000 issued and outstanding;
       $3,400,000 liquidation value                         36             30
     Series B - convertible 6%; 10,000 shares
       authorized, 896 and 810 issued and
       outstanding; $870,000 liquidation value               9              8
     Series C - 12% cumulative dividends; 20,000
       shares authorized, 11,012 and 13,000
       issued and outstanding; $13,500,000
       liquidation value                                   110            129
     Series D - 4% cumulative dividends; 10,000
       convertible shares authorized, 745 and
       611 issued and outstanding; $1,250,000
       liquidation value                                     7              6
 Common stock; par value $0.01; 100,000,000
   shares authorized, 14,665,449 shares issued,
   with 13,665,449 outstanding and 7,981,354
   shares issued and outstanding                       136,654         79,813
 Additional paid-in capital                         12,147,563      9,208,513
 Stock subscription receivable                               -        (78,190)
 Accumulated deficit                               (14,101,958)   (12,250,699)
                                                  ------------   ------------
   Total stockholders' deficit                      (1,817,579)    (3,040,390)
                                                  ------------   ------------
   Total liabilities and stockholders' deficit   $   3,474,482  $   3,694,777
                                                  ============   ============

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                      INTEGRATED PERFORMANCE SYSTEMS, INC.
                      Consolidated Statements of Operations

 ============================================================================

                                Three        Three        Nine         Nine
                            Months Ended Months Ended Months Ended Months Ended
                             August 31,   August 31,   August 31,   August 31,
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------
                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

 Net sales                  $ 1,270,852  $ 1,470,640  $ 4,135,348  $ 4,703,418

 Cost of sales                1,579,395    1,023,041    4,425,895    4,122,430
                             ----------   ----------   ----------   ----------
 Gross profit (loss)           (308,543)     447,599     (290,547)     580,988

 General and administrative     386,905      432,227    1,176,089    1,182,435
                             ----------   ----------   ----------   ----------
 Income (loss) from
   operations                  (695,448)      15,372   (1,466,636)    (601,447)
                             ----------   ----------   ----------   ----------
 Other income (expense):
  Interest expense             (103,980)     (72,445)    (272,744)    (352,505)
  Equity in loss of Voium       (57,000)           -     (112,879)           -
  Miscellaneous                  55,879            3        1,000        9,513
                             ----------   ----------   ----------   ----------
                               (105,101)     (72,442)    (384,623)    (342,992)
                             ----------   ----------   ----------   ----------
 Loss before provision
   for income taxes            (800,549)     (57,070)  (1,851,259)    (944,439)

 Provision for income taxes           -            -            -            -
                             ----------   ----------   ----------   ----------
 Net loss                   $  (800,549) $   (57,070) $(1,851,259) $  (944,439)
                             ==========   ==========   ==========   ==========
 Loss available to
   common stock             $(1,239,597) $  (604,720) $(3,204,407) $(2,420,889)
                             ==========   ==========   ==========   ==========
 Loss per share - basic
   and diluted              $     (0.11) $     (0.09) $     (0.27) $     (0.37)
                             ==========   ==========   ==========   ==========
 Weighted average shares
   outstanding               11,654,981    6,611,028   11,654,981    6,611,028
                             ==========   ==========   ==========   ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                      INTEGRATED PERFORMANCE SYSTEMS, INC.
                      Consolidated Statements of Cash Flows

 ============================================================================

                                                  Nine Months Ended August 31,
                                                  ----------------------------
                                                      2003           2002
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)
 Cash flows from operating activities:
  Net loss                                       $  (1,851,259) $    (944,440)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      265,724        344,011
    Issuance of common stock for services               74,250              -
    Accretion of debt discount                               -         57,196
    Loss on sale of property and equipment                   -          6,192
    Equity loss in earnings of Voium                   112,879              -
    Changes in operating assets and liabilities:
      Trade accounts receivable                        930,243        478,872
      Inventory                                        220,439        130,885
      Other current assets                              (6,461)       (79,827)
      Other assets                                       4,581          1,019
      Accounts payable                                 363,955         36,961
      Accrued expenses                                 139,762       (219,679)
                                                  ------------   ------------
 Net cash provided by (used in)
   operating activities                                254,113       (188,810)
                                                  ------------   ------------
 Cash flows from investing activities:
  Acquisition of property and equipment                (27,098)        (8,697)
  Investment in Voium                                 (115,000)             -
  Proceeds from sale of property and equipment               -         21,213
                                                  ------------   ------------
 Net cash provided by (used in)
   investing activities                               (142,098)        12,516
                                                  ------------   ------------
 Cash flows from financing activities:
  Proceeds from sale of stock                          718,750        379,113
  Return of capital                                   (213,811)       (17,501)
  Proceeds from (payments to) factor, net             (927,100)      (106,011)
  Proceeds from long-term debt                         384,182            462
  Payments on long-term debt                           (70,726)             -
  Payments on stockholder advances, net                (12,048)      (131,357)
                                                  ------------   ------------
 Net cash provided by (used in)
   financing activities                               (120,753)       124,706
                                                  ------------   ------------
 Decrease in cash                                       (8,738)       (51,588)

 Cash, beginning of period                               9,257         53,394
                                                  ------------   ------------
 Cash, end of period                             $         519  $       1,806
                                                  ============   ============
 Supplemental cashflow information:

   Interest paid                                 $     263,117  $     298,387
                                                  ============   ============

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                     Integrated Performance Systems, Inc.
                  Notes to Consolidated Financial Statements
                         August 31, 2003 (Unaudited)


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


 CASH FLOW INFORMATION

 Non cash transactions

 During the nine months ended August 31, 2003, IPS converted accrued dividends totaling $2,471,691 into 1,975 shares of preferred stock.

 During the nine months ended August 31, 2002, IPS converted accounts payable from two vendors for approximately $685,000 to notes payable.


 LOSS PER SHARE

 Basic loss per share is calculated by dividing the loss available to common stock (the numerator) by the weighted average number of shares of common stock outstanding during the period (the denominator).

 Diluted loss per share adds to the denominator those securities that, if converted, would cause a dilutive effect to the calculation. For the quarter and nine months ended August 31, 2003 and 2002, IPS' common stock equivalents were not included in the calculation of diluted loss per share as the effect would have been anti-dilutive.


 CONTINUED OPERATIONS

 IPS has continued to experience significant losses and cash flow difficulties and there is some doubt about its ability to continue as a going concern. Management continues to look for ways to improve operational performance and is actively seeking additional sources of capital.


 NOTE 2 - COMMON AND PREFERRED STOCK

 During the nine months ended August 31, 2003, IPS issued 55,000 shares of common stock to consultants for services valued at $74,250 using the trading price on the date issued.

 As of November 30, 2002, IPS had 680,832 shares of common stock held by Telvest Communications, LLC ("Telvest"), a third party, to be sold overseas under regulation S of the Securities and Exchange Commission. During the nine months ended August 31, 2003, IPS issued Telvest 1,120,110 additional shares to be sold overseas.

 During the nine months ended August 31, 2003, Telvest sold, 1,786,595 shares for approximately $625,000, of which, IPS will receive approximately $562,000.

 As of August 31, 2003, Telvest held 12,667 shares of common stock to be sold overseas. These shares are not considered outstanding at August 31, 2003.

 In addition to the shares sold overseas, during the nine months ended August 31, 2003 IPS sold 60,000 shares of common stock for $80,000 and collected approximately $75,000 of the stock subscription receivable that was outstanding at November 30, 2002.

 On March 31, 2003, IPS issued 700,000 shares of common stock to certain stockholders of VoIUM Technologies LTD ("VoIUM") (See Note 3) as well as 82,500 shares of common stock to creditors of VoIUM for settlement of notes payable, in exchange for 48% of the outstanding common stock of VoIUM. In addition, IPS issued 1,000,000 shares of stock to VoIUM which will be accounted for in a manner similar to treasury stock and shown as issued but not outstanding.

 Effective February 28, 2003, IPS' board of directors approved the conversion of 3,000 shares of Series C preferred stock into 3,000,000 shares of IPS' common stock. The Series C preferred is owned by an entity controlled by the majority shareholder and Chairman of the Board of Directors.

 On January 29, 2003, IPS amended the certificate of incorporation increasing the number of authorized shares of preferred stock to 50,000 as follows:
 Series A - 10,000, Series B - 10,000, Series C - 20,000 and Series D - 10,000. In addition, the Series A and C were amended to include voting rights equal to 1,000 votes per share.


 NOTE 3 - INVESTMENT IN VOIUM TECHNOLOGIES, LTD

 On March 31, 2003, IPS finalized an agreement to purchase 48% of a VoIUM Technologies, LTD, a Cayman Islands corporation, which provides various services to the wireless data streaming business in South East Asia. IPS issued 700,000 shares of common stock to the shareholders of the Cayman Islands corporation, 82,500 shares of common stock to creditors of VoIUM, 1,000,000 shares of common stock to the Singapore corporation and converted a $115,000 receivable from the Cayman Islands corporation into its investment in the entity. The investment was valued based on the shares issued using trading price as of March 31, 2003, or $1.50 per share, plus the conversion of a note receivable.

 The 1,000,000 shares of common stock issued to the Cayman Island Corporation are to be sold outside the United Sates under SEC Regulation S for the purposes of meeting working capital needs of the Singapore Corporation.

 IPS will account for the investment under the equity method. For the nine months ended August 31, 2003, IPS' equity in the net loss of VoIUM was $112,879. At August 31, 2003, IPS' investment in VoIUM totaled $1,175,871; however, IPS' equity in the underlying net assets of VoIUM totaled approximately $86,000.


 NOTE 4 - RELATED PARTY TRANSACTIONS

 Effective February 28, 2003, IPS' board of directors approved the conversion of 3,000 shares of Series C preferred stock into 3,000,000 shares of IPS' common stock. The Series C preferred is owned by an entity controlled by the majority shareholder and Chairman of the Board of Directors.

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

 The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the three and nine months ended August 31, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-QSB for the three and nine months ended August 31, 2003.

      Results of Operations

 Revenues Sales for the nine months ended August 31, 2003 were $4,135,348 a decrease of 12.08% from sales of $4,703,418 for the comparable period in 2002. Sales for the quarter ended August 31, 2003 were $1,270,852, a decrease of 13.59% from sales of $1,470,640, for the comparable period in 2002. The decrease in sales for the quarter can be attributed to a decrease in customer orders as confidence in the economy has faltered during the third quarter. It is believed that demand for the company's products will begin to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

 Gross Profit/ (Loss) Gross loss for the nine months ended August 31, 2003 was $290,547 versus a gross profit of $580,988 for the comparable period of 2002. Gross loss for the quarter ended August 31, 2003 was $308,543, versus a gross profit of $447,599 in the same quarter of 2002. The decrease in gross profit is attributed to a reduction in customer orders during economic hardship during the third quarter and the loss of orders for the company's higher margin products during this same period. Additionally, a portion of the decrease in gross profit is the effect of a one time adjustment made during the prior year quarter. The negative gross margin resulted from the Company maintaining its current personnel in preparation for an increase in orders during the fourth quarter and into the next fiscal year.

 Operating Expenses For the nine months ended August 31, 2003, operating expenses were $1,176,089 compared to $1,182,435 for the comparable period of 2002. For the quarter ended August 31, 2003 operating expenses were $386,905 compared to $432,227, for the comparable quarter of 2002.

 Other Income and Expenses For the nine months ended August 31, 2003, net other expense was $384,623 compared to $342,992, for the comparable period in 2002. For the quarter ended August 31, 2003, net other expense was $105,101 compared to $72,442, for the same quarter of 2002. The increase in expenses reflects an increase in interest expense for the quarter and an addition of an equity loss in its unconsolidated subsidiary.

 Liquidity and Cash Resources As of August 31, 2003, the Company had a working deficit of approximately $3,400,000 compared to a deficiency of $3,800,000 at November 30, 2002. The Company had a decrease in cash of $8,738 and $51,588 for the nine months ended August 31, 2003 and 2002, respectively. Cash resources of $254,113 were provided by operations for the nine months ended August 31, 2003, as compared to $188,810 of cash used in operations for the same period in 2002. Cash used in investing activities were $142,098 for the nine months ended August 31, 2003 can cash provided by investing activities was $12,516 for the same period in 2002. Cash used in financing activities was $120,753 for the nine months ended August 31, 2003, and cash provided by financing activities was $124,706 for the same period in 2002. Our principal sources of cash during the six month period were our factoring arrangement and proceeds from the sale of common stock overseas.

 The Company continues to incur significant losses from operations and is currently seeking a joint venture arrangement to help reduce the large overhead burden. In addition, the Company will continue to raise funds through sales of common stock overseas.

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

                     PART II - OTHER INFORMATION

 Item 6. Exhibits

 Ex. 2.1  Agreement and Plan of Reorganization by and between Performance
            Interconnect Corp, its undersigned shareholders and Espo's Inc * Ex. 3.1 Certificate of Incorporation filed in the Office of the Secretary
            of State of the State of New York, November 29, 1990.           *
 Ex. 3.2  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            July 17, 1998                                                   *
 Ex. 3.3  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            October 27, 1998.                                               *
 Ex. 3.4  Certificate of Amendment of Certificate of Incorporation  filed in the Office of the Secretary of State of the State of New York,
            March 20, 2000.                                                 *
 Ex. 3.5  Bylaws.                                                           *
 Ex. 3.6  Certificate of Amendment of the Certificate of Incorporation dated
            March 30, 2001, filed April 4, 2001.                          ***
 Ex. 3.7  Certificate of Amendment of the Certificate of Incorporation dated
            January 29, 2003, filed in the Office of the State of New York
            Department of State, February 10, 2003.                      ****
 Ex. 4.1  Form of letter describing employee stock option plan.             *
 Ex. 4.2  Letter agreement dated November 29, 1999, providing for issuance of preferred stock of Espo's to Nations Corp. in exchange for
            common stock of uniView Technologies Corp.                      *
 Ex. 4.3  Letter agreement dated December 27, 1999, providing for issuance of preferred stock of Espo's to CMLP Group Ltd. and Winterstone Management Inc., in exchange for Series A preferred stock of
            Performance Interconnect Corp.                                  *
 Ex. 4.4  Letter Agreement dated October 9, 1998, providing for issuance of preferred stock of Performance Interconnect Corporation
            in exchange for its promissory notes.                           *
 Ex. 4.5  Warrant dated as of October 22, 1997, authorizing the purchase of
            4,000,000 shares of common stock of Performance Interconnect
            Corp. at $0.50 per share.                                       *
 Ex. 4.6  Letter dated February 24, 2000, addressed to Travis Wolff, describing commitment to fund capital requirements of
            Performance Interconnect Corp. through November 30, 2000.       *
 Ex. 4.7  Promissory Note dated June 7, 1999, in the principal sum of
            $75,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.8  Promissory Note dated May 1, 1999, in the principal sum of
            $200,000.00, by Performance Interconnect Corp. in favor of
            Gay Rowe.                                                       *
 Ex. 4.9  Promissory Note dated August 31, 1997, in the principal sum of
            $50,000.00, by Varga Investments, Inc., in favor of Ed Stefanko. (Varga Investments was a limited partnership formed to acquire
            I- Con Industries.)                                             *
 Ex. 4.10 Security Agreement dated August 31, 1997, by and between Ed
            Stefanko, Secured Party, and Varga Investments, Inc., Debtor. (Varga Investments was a limited partnership formed to acquire
            I-Con Industries.)                                              *
 Ex. 4.11 Letter agreement dated October 15, 1999, by Winterstone
            Management, Inc., and Performance Interconnect Corp,            *
 Ex. 4.12 Promissory Note dated October 15, 1999, in the principal sum of
            $619,477.88, by Performance Interconnect Corp. in favor of
            Nations Investment Corp., Ltd.                                  *
 Ex. 4.13 Promissory Note dated October 15, 1999, in the principal sum of
            $594,777.69, by Performance Interconnect Corp. in favor of
            Nations Investment Corp.                                        *
 Ex. 4.14 Security Agreement dated June 30, 1999, by Winterstone Management
            Inc and Performance Interconnect  Corp.                         *
 Ex. 4.15 Note dated September 30, 1999, in the principal sum of
            $250,000.00, by Winterstone Management, Inc., in favor
            of Zion Capital, Inc.                                           *
 Ex. 4.16 Secured Promissory Note dated August 12, 1998, in the principal sum of $131,570.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.17 Secured Promissory Note dated August 12, 1998, in the principal sum of $318,430.00, by Performance Interconnect Corp. in favor
            of FINOVA Capital Corporation.                                  *
 Ex. 4.18 Loan and Security Agreement dated as of August 12, 1998, by
            Performance Interconnect Corp. in favor of FINOVA Capital
            Corporation.                                                    *
 Ex. 4.19 Loan and Security Agreement dated March 25, 1999, by and between
            PC Dynamics of Texas, Inc., and FINOVA Capital Corporation.     *
 Ex. 4.20 Loan Schedule dated March 25, 1999, by PC Dynamics of Texas,
            Inc., and FINOVA Capital Corporation.                           *
 Ex. 4.21 Subordination and Standstill Agreement dated March 25, 1999, among FINOVA Capital Corporation, M-Wave, Inc., and PC
            Dynamics of Texas, Inc.                                         *
 Ex. 4.22 Environmental Certificate and Indemnity Agreement dated as of
            March 25, 1999, by PC Dynamics of Texas, Inc., in favor of
            FINOVA Capital Corporation.                                     *
 Ex. 4.23 Continuing Personal Guaranty dated March 25, 1999, by D. Ronald
            Allen, guaranteeing obligations of PC Dynamics of Texas, Inc.,
            Borrower, to FINOVA Capital Corporation, Lender.                *
 Ex. 4.24 Continuing Corporate Guaranty dated March 25, 1999, by Associates
            Funding Group, Inc., guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.25 Continuing Limited Corporate Guaranty dated March 25, 1999, by JH
            & BC, Inc., guaranteeing obligations of PC Dynamics of Texas,
            Inc., Borrower, to FINOVA Capital Corporation, Lender.          *
 Ex. 4.26 Continuing Corporate Guaranty dated March 25, 1999, by
            Performance Interconnect Corporation, guaranteeing obligations of PC Dynamics of Texas, Inc., Borrower, to FINOVA Capital
            Corporation, Lender.                                            *
 Ex. 4.27 Continuing Corporate Guaranty dated March 25, 1999, by Winterstone
            Management, Inc.,  guaranteeing obligations of PC Dynamics of
            Texas, Inc., Borrower, to FINOVA Capital Corporation, Lender.   *
 Ex. 4.28 Secured Promissory Note dated March 25, 1999, by PC Dynamics of
            Texas, Inc., in favor of FINOVA Capital Corporation.            *
 Ex. 4.29 Amended and Restated Purchase & Sale Agreement dated March 31,
            1998, by I-Con Industries, Inc., and Performance Interconnect Corp., Sellers, in favor of USA Funding, Inc., Purchaser.
            This is a sale of accounts receivable.                          *
 Ex. 10.1 Letter dated June 2, 1999, by Performance Interconnect Inc. to
            M-Wave Inc.                                                     *
 Ex. 10.2 Lease of upgrade Mark V Bearing Spindle Drill, S/N 128, dated
            11/12/97, by Excellon Automation Co. in favor of Winterstone
            Management, Inc. and I-Con Industries, Inc.                     *
 Ex. 10.3 Equipment Lease Agreement dated 5/15/98 by Excellon Automation
            Co., in favor of Performance Interconnect, Inc.                 *
 Ex. 10.4 Guaranty by D. Ronald Allen of amounts set forth in Excellon
            Lease Agreement dated May 15, 1998.                             *
 Ex. 10.5 Agreement dated as of March 15, 1999, between PC Dynamics,
            Corporation, and PC Dynamics of Texas, Inc.                     *
 Ex. 10.6 Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor
            of PC Dynamics Corporation.                                     *
 Ex. 10.7 Guaranty dated as of March 15, 1999, by Performance Interconnect
            Corp. in favor of PC Dynamics Corporation.                      *
 Ex. 10.8 Assumption of Liabilities dated March 15, 1999,  by PC Dynamics
            of Texas, Inc., in favor of PC Dynamics Corporation.            *
 Ex. 10.9 Royalty Agreement dated March 15, 1999, between PC Dynamics
            Corporation and PC Dynamics of Texas, Inc.                      *
 Ex. 10.10 Promissory Note dated March 15, 1999, in the principal sum of
             $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.11 Lease dated as of March 25, 1999, by PC Dynamics Corporation,
             Landlord, and PC Dynamics of Texas, Inc., Tenant.              *
 Ex. 10.12 Promissory Note dated March 15, 1999, in the principal sum of
             $293,025.00 by PC Dynamics of Texas, Inc., in favor of PC
             Dynamics Corporation.                                          *
 Ex. 10.13 Letter dated May 27, 1999, by Joseph A. Turek on behalf of
             M-Wave (parent company of PC Dynamics Corporation) on Poly Circuits letterhead to Ron Allen (on behalf of Performance
             Interconnect.                                                  *
 Ex. 21    Subsidiaries of the Company                                      *
 Ex. 31.1  Certification of Chief Executive Officer and Principal
             Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
             of the Securities and Exchange Act of 1934, as adopted
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***** Ex. 31.2 Certification of Secretary pursuant to Rule 13a-14(a) or
             15d-14(a) of the Securities and Exchange Act of 1934,
             as adopted pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.                                               *****
 Ex. 32    Certification of Chief Executive Officer and Principal
             Financial Officer pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.                                               *****

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

                               INTEGRATED PERFORMANCE SYSTEMS, INC.

 Date: October 30, 2003        By:  /s/ D. Ronald Allen
                               ----------------------------------------------
                                    D. Ronald Allen,  Chief Financial Officer
                                    (Chairman of the Board and Duly
                                    Authorized Officer)