Form 10KSB
period 2003-11-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2004-04-19
CIK 1069562

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended November 30, 2003

                       Commission file number 000-30794

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

             New York                                  11-3042779
    ------------------------            ------------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)


           10501 FM 720 East
             Frisco, Texas                                 75035
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                  Issuer's telephone number:  (972) 381-1212

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                              (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB.    [ ]

      Issuer's revenues for the fiscal year ended November 30, 2003 were $5,465,591.

      On February 27, 2004 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer (11,267,368 shares) was approximately $13,295,494, based on the closing sale price of the Common Stock as reported by the OTC Bulletin Board[R] ($1.18). Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on corporate records and Schedule 13D or 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      At February 27, 2004 there were 16,532,275 shares of the issuer's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None.

  Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                              TABLE OF CONTENTS


                                                                 Page Number

                                    PART I

 ITEM l.   DESCRIPTION OF BUSINESS.............................       3

 ITEM 2.   DESCRIPTION OF PROPERTY.............................       6

 ITEM 3.   LEGAL PROCEEDINGS...................................       6

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       6

                                   PART II

 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................       6

 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OR PLAN OF OPERATIONS...............................       9

 ITEM 7.   FINANCIAL STATEMENTS................................      12

 ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................      32

 ITEM 8A.  CONTROLS AND PROCEDURES.............................      32

                                   PART III

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT........................................      33

 ITEM 10.  EXECUTIVE COMPENSATION..............................      34

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........      35

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......      38

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................      39

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............      39

 SIGNATURES....................................................      39

 EXHIBIT INDEX.................................................      50

                                    PART I

 ITEM 1.   DESCRIPTION OF BUSINESS

      Integrated Performance Systems, Inc. (the "Company") is a New York corporation chartered on November 29, 1990, with the name "ESPO's, Inc." We formerly manufactured and sold clothing and accessories and sold and rented sporting goods and gave lessons for the sporting goods which it sold or rented.

      In March, 1999, one of our subsidiaries acquired all the assets of PC Dynamics Corporation, a Frisco, Texas, manufacturer of metalback radio frequency (RF) circuit boards.

      In December of 1999, we divested ourselves of all our assets and traded shares of our Common Stock in exchange for stock in a company which was operating under a license to design and manufacture MULTIWIRE technology.

      By certificate of amendment of the certificate of incorporation dated March 30, 2001, filed April 4, 2001, our name was changed to Integrated Performance Systems, Inc.

      On March 31, 2003, we issued 700,000 shares of our Common Stock to certain shareholders of VoIUM Technologies, LTD, a Cayman Islands corporation headquartered in Singapore, 82,500 shares of our Common Stock to creditors of VoIUM and 1,000,000 shares of our Common Stock to VoIUM itself. In consideration, we received 48% of the outstanding common stock of VoIUM and VoIUM's agreement that the 1,000,000 shares of our Common Stock issued to VoIUM would be sold outside the U.S. under SEC Regulation S for the purpose of meeting VoIUM's working capital needs.

      Wireless Broadcast Corporation (Asia) was formed in February of 2003 through a 50-50 Joint Venture between VoIUM Technologies, LTD and Internet Broadcast Corporation from Dallas, Texas.

 Products and Services

      We are a holding company, which does business through our subsidiaries. Our subsidiaries produce products and services with many different applications, as follows:

      Circuit Boards. We manufacture and sell products, which may be described as being, in a general sense, circuit boards. Their specific application may be as components, microwave interconnect solutions, antennas or sophisticated sub-system assemblies, but for convenience they will be referred to herein as "circuit boards." Circuit boards are the basic semiconductor interconnection system used in almost all electronics equipment. The circuit boards manufactured and marketed by us are at the high end of the market, both as to technology and as to price. Currently, we make and sell primarily radio frequency (RF) circuit boards and, to a lesser extent, discrete wiring technology (DWT) circuit boards:

      (1) Radio Frequency (RF). Our RF circuit boards are multilayer circuit boards manufactured with low dielectric constant laminates and precise mechanical requirements for the circuits. These special materials require special processes not ordinarily available from high-volume multilayer competitors.

      (2) Discrete Wiring Technology (DWT). Most circuit boards in use today are what are known as multilayer circuit boards. Their circuits are printed and etched onto the board. DWT circuits, by contrast, actually use insulated wires to provide the signal interconnects. DWT is a more expensive process, but it has several distinct advantages over printed boards. These advantages are improved signal integrity, more consistent uniformity board-to-board, lower weight, lower temperature, superior impedance control and superior routeability.

      Data Streaming. VoIUM Technologies, LTD, (owned 48% by us) with its subsidiaries, provides "repurposing" and wired and wireless delivery of content to businesses in Southeast Asia. In other words, in a world full of information or content, VoIUM builds and markets software platforms whose purpose is to bring the user information which is personalized to the user.

      Our position in VoIUM is newly acquired, and it is too early to have solid information on what impact the investment may have on our earnings.

      Broadband Network and Services. Wireless Broadcast Corporation (Asia) (a joint venture of VoIUM Technologies, LTD) operates a broadband network and services ranging from the latest content, music, movies and on-line education with potential for future services growth. This is achieved through partnership with Internet Broadcast Corporation, which has created a variety of contents with movies from Hollywood studios and music from major music labels at prices, which we consider to be competitive.

      Here again, our position is newly acquired, and it is too early to have solid information on what impact the investment may have on our earnings.

 Markets and Marketing

      Circuit Boards. Our circuit boards have three basic markets: military, avionics and communications. Specific applications of the kind of circuit boards which we manufacture would include supercomputers, test equipment, telecommunications, satellite communications, military avionics, counter measures, missiles, smart bombs, defense systems and cellular and PCS communications, even garage door openers and radar detectors. The telecommunications applications of these circuit boards are important in developed nations like the United States, but they are especially valuable in many underdeveloped nations, which, lacking the necessary telephone infrastructure, are going directly to wireless.

      All of our circuit boards are typically manufactured on specific orders from the customer and shipped directly from the factory to the customer by a common carrier, such as UPS or Federal Express. Usually the method of shipment is specified by the customer. Sales are effected through manufacturer's representatives and through two in-house sales persons. Customers include Rockwell, Raytheon, Lockheed Martin, L-3, Honeywell and Celestica.

      The unusual materials and processes used in wireless communications components and the skills required to custom design the products typically limit the number of our direct competitors. These primary competitors focus generally on fabrication and few include value-added assembly or captive metal back capability. For these reasons, we have targeted those capabilities to differentiate ourselves from the competition. When appropriate, based on the customer's needs, we offer services to add components to the assemblies, reducing the amount of work required by the customer after it receives our products and also improving our margins.
 IPS' well established capability within the metal back and large antenna markets positions IPS in the forefront of the most rapidly expanding portions of the wireless market.

      Data Streaming. The principal focus so far has been on the providers of news and financial information. VoIUM and its subsidiaries also provide research, software and services in wireless games and entertainment, inventory management and remote pest control monitoring and management. VoIUM has established partnerships with, and sold products or services to, major Asian companies including Singapore Telecom, Standard & Poor's International Market Services, Channel News Asia, Reuters Asia Pte Ltd and Mobile One.

      Broadband Network and Services.  Wireless Broadcast Corporation
 (Asia)'s focus will be on Asia. It will be delivering specific Asian contents tailored to that territory.

 Research and Development

      The amount spent during each of the last two fiscal years on research and development activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques is not material.

 Environmental

      Federal, state and local provisions regulating discharge of materials into the environment do not have a material affect on our capital expenditures, earnings and competitive position. Our manufacturing operations do generate acids and other wastes, which are collected and stored on a short-term basis in an approved manner within the plant and are then removed monthly under a contract with an approved carrier at a total expense of approximately $10,000 per month. The disposal of these wastes is subject to regulation and monitoring by the Texas Commission on Environmental Quality and by the Environmental Protection Agency. There are no material estimated capital expenditures for environmental control facilities for the foreseeable future.

 Employees

      As of February 27, 2004, we had a total of 57 employees, all full-time.


 ITEM 2.   DESCRIPTION OF PROPERTY

      Our executive offices and manufacturing facilities are located together in a single building at 10501 FM 720 East, in Frisco, Texas, approximately forty minutes northeast of the Dallas/Fort Worth International Airport. Initially, we occupied the building under a 3-year lease, which began on March 25, 1999. During fiscal 2001, we purchased the building, then subsequently sold it to a company of which our president is an officer and executed a 20-year lease for use of the building. There was no gain or loss attributable to the transaction.

      The building contains 45,000 square feet. We estimate that the building is currently being used at approximately 40% of its capacity, with one full, and one partial, manufacturing shift. Utilization can be increased as necessary by making the second shift a full shift and by adding a third shift. We believe that these facilities are adequate for our needs for the foreseeable future.

      The capital equipment and processes used to build our products include:
  5 CNC three-axis machine tools, manual machining equipment, 4 CNC multi-spindle drill routers, a class 10,000 clean room with film coaters, expose and development equipment. Processes used to plate the products include electroless copper, electrolytic copper, tin, tin/lead, electroless nickel (2 types), electrolytic nickel, electroless gold, electrolytic gold and various support processes that require horizontal process equipment.


 ITEM 3.   LEGAL PROCEEDINGS

      We are not a party to any material pending litigation at this time nor is any of our properties subject to any pending legal proceedings.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                   PART II

 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

      Our common stock, $.01 par value (the "Common Stock"), is traded over-the-counter on the OTC Bulletin Board[R] (OTCBB) under the symbol "IPFS." For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock, as reported by the OTCBB. These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

      Quarter Ending Date                High Bid            Low Bid
      -------------------                --------            -------
      Fiscal 2003
      -----------
      November 30, 2003                  $  2.50             $  0.70
      August 31, 2003                    $  1.30             $  0.82
      May 31, 2003                       $  1.65             $  1.15
      February 28, 2003                  $  1.42             $  0.62

      Fiscal 2002
      -----------
      November 30, 2002                  $  1.69             $  0.40
      August 31, 2002                    $  1.88             $  1.01
      May 31, 2002                       $  2.20             $  0.95
      February 28, 2002                  $  2.25             $  0.64

 Holders

      As of December 15, 2003, we had approximately 600 holders of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

 Dividends

      We have never paid cash dividends on common shares and do not anticipate doing so in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. In addition, there are two limitations on our ability to pay dividends on the Common Stock at the present time: First, there are no funds legally available for that purpose. Secondly, our Series A and Series B Preferred Stock holders are entitled to be paid dividends in preference to any other class of capital stock. This right to dividends is cumulative, commencing on the date the Series A and Series B Preferred Stock was first issued.

 Securities Authorized for Issuance Under Equity Compensation Plans

      At November 30, 2003, there were no equity securities authorized for issuance with respect to compensation plans.

 Recent Sales of Unregistered Securities

      We recently received an inquiry from the Securities and Exchange Commission about our Regulation S offerings and we are cooperating with the inquiry. (Please refer to Note 14 and Note 17 of the Notes to Consolidated Financial Statements in this Form 10-KSB for additional information on our Regulation S offerings.)

      Other issuances of equity securities during the fiscal quarter ended November 30, 2003 that were not registered under the Securities Act of 1933 consisted of the following:

      On November 30, 2003 we issued an aggregate of 333 shares of our Series A Preferred Stock to entities over which our Chief Executive Officer exercises voting control. The stock was issued for accrued dividends on preferred stock and was valued at $333,000.

      On November 30, 2003 we issued 39 shares of our Series B Preferred Stock to an accredited investor. The stock was issued for accrued dividends on preferred stock and was valued at $39,000.

      On November 30, 2003 we issued 586 shares of our Series C Preferred Stock to an entity over which our Chief Executive Officer exercises voting control. The stock was issued for accrued dividends on preferred stock and was valued at $586,000.

      The foregoing issuances were made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.

      In October 2003, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $250,000 8% convertible debenture and a warrant to purchase up 1,666,666 shares of our Common Stock.
  The debenture bears interest at 8%, mature in two years from the date of issuance, and is convertible into our Common Stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by six and two-thirds times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of (i) $1.50; or (ii) 80% of the average of the five lowest volume weighted average price days during the 20 trading days before but not including the conversion date.
 The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The warrant may be exercised concurrently or subsequently with a conversion of the debenture and then only for that number of shares of Common Stock equal to 10 times the principal amount of the convertible debenture being converted on that conversion date. The exercise price of the warrant is $1.50.

      La Jolla Cove Investors, Inc. has contractually committed to convert not less than 5.0% but no more than 10.0% of the original face value of the debenture monthly beginning the month after the effective date of the Registration Statement. In addition, La Jolla is required to exercise warrants and purchase shares of Common Stock equal to ten (10) times the number of shares of Common Stock issued to it upon the respective mandatory conversion of the debenture. La Jolla has further contractually agreed to restrict its ability to convert the Debenture or exercise their warrants and receive shares of our Common Stock such that the number of shares held by the Holder and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our Common Stock.

      In the event an election to convert is made and the volume weighted average price of our Common Stock is below $0.30 per share, we have the right to prepay any portion of the outstanding Debenture that was elected to be converted, plus any accrued and unpaid interest, at 125.0%.

      La Jolla may demand repayment of the Debenture of 125.0% of the face amount outstanding, plus all accrued and unpaid interest, in cash at any time prior to the date that underlying Registration Statement under the Securities Act of 1933 has not been declared effective by the U. S. Securities and Exchange Commission within 3 business days of such demand.
 If the repayment is accelerated, we are also obligated to issue to the Holder 10,000 shares of Common Stock and $5,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid with the cash payment to increase to $10,000 for each 30 day period the balance remains unpaid after the initial 90 day period.

      If La Jolla does not elect to accelerate the Debenture, the Company shall immediately issue and pay La Jolla 10,000 shares of Common Stock and $5,000 cash for each 30 day period, or portion thereof, during which the face amount, including interest thereon, remains unpaid.

      The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of Common Stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position.

      This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act, in that (a) no advertising or general solicitation was employed in offering the securities,
 (b) the offerings and sales were made to a limited number of persons, all of whom were accredited investors, and (c) transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.


 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the quarter and year ended November 30, 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-KSB for the year ended November 30, 2003.

 Results of Operations

      Revenues Revenues for the year ended November 30, 2003 were $5,465,591, a 24% decrease as compared to $7,221,506 for the year ended November 30, 2002. reveneus for the quarter ended November 30, 2003 were $1,330,243 a decrease of 47% from sales of $2,518,088 for the comparable period in 2002. The decrease in revenues for the year can be attributed to the obsolescence of product required by one of the Company's major customers. Backlog at November 30, 2003 was $2,879,000 versus $2,191,754 at November 30, 2002.
 This 31% increase represents an increase in confidence level in the economy and in the Company. It is believed that demand for the company's products will begin to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

      Gross Profit/(Loss)   Gross loss for the year ended November 30, 2003
 was $347,543, versus a gross profit of $879,028 for the year ended November 30, 2002. The quarter ended November 30, 2003 had a gross loss of $56,996 versus a gross profit of $298,040 in the same quarter of 2002. The increase in loss is attributed to the fact that, in the prior year, the company recorded revenues in the amount of approximately $1,300,000, from one of its largest customers for product that was shipped during the fourth quarter of 2002 that resulted in gross profit of $600,000. The company did not receive a comparable order in the current year. Additionally, the decrease in gross profit is attributed to a reduction in customer orders during the year, while the company maintained it's current personnel in preparation for an increase in orders during the next fiscal year.

      Operating Expenses For the quarter ended November 30, 2003 operating expenses were $2,795,156 compared to $753,935 for the comparable quarter of 2002. For the year ended November 30, 2003, expenses were $3,971,245 versus the $1,936,370 reported for 2002. The increase in expense is attributed mostly to the company recording impairment expense of $1,245,472 related to the write-off of the Company's non-consolidating subsidiary. In addition, bad debt expense of $991,000 was recorded in relation to funds not received relating to sales of Regulation S stock.

      Other Income and Expenses The November 30, 2003 quarter net other expense was $53,338 compared to $132,674 for the prior year. The 2003 net expense was $437,961, a decrease from the $475,666 of the prior year. These amounts reflect changes in debt levels at the Company during the respective periods and other miscellaneous income and expense items.

      Liquidity and Cash Resources For the year ended November 30, 2003 the company reported a net loss of $4,756,749 compared to $1,533,008 for the prior year. The increase in net loss is primarily the result of the increases in operating expense and reduction in orders as discussed above.

      The Company had an increase in cash of $28,549 for the year ended November 30, 2003 compared to a decrease in cash of $44,137 for the comparable period of 2002. Cash resources of $530,819 were used by operations for the year ended November 30, 2003, as compared to $1,167,373 used in operations for the same period of 2002. Cash used in investing activities were $198,197 for the year ended November 30, 2003, as compared to $76,652 used in investing activities for the same period of 2002. Cash provided by financing activities was $757,565 for the year ended November 30, 2003, as compared to $1,199,888 for the same period in 2002. Our principal sources of cash during the year were the proceed from the sale of common stock overseas and funding by the majority stockholder.

      The Company continues to incur significant losses from operations and is currently seeking joint venture arrangements to help reduce the large overhead burden. In addition, the Company will continue to raise funds through sales of common stock overseas.

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


 ITEM 7.   FINANCIAL STATEMENTS


 INDEPENDENT AUDITORS' REPORT


 To the Board of Directors and Stockholders
 Integrated Performance Systems, Inc.
 Frisco, Texas

 We have audited the accompanying consolidated balance sheet of Integrated Performance Systems, Inc. as of November 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of Integrated Performance Systems' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Performance Systems, Inc. as of November 30, 2003 and the consolidated results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming Integrated Performance Systems, Inc. will continue as a going concern. As shown in the financial statements, Integrated Performance Systems, Inc. incurred a net loss of $4,756,749 for the year ended November 30, 2003, has incurred substantial net losses for each of the years presented herein and has an accumulated deficit of $17,007,448 as of November 30, 2003. IPS continues to experience cash flow difficulties and has negative working capital as of November 30, 2003. These factors and others discussed in Note 2 raise substantial doubt about Integrated Performance Systems' ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Integrated Performance Systems, Inc. cannot continue in existence.


 Malone & Bailey, PLLC
 Houston, Tx
 www.malone-bailey.com

 January 16, 2004

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                          Consolidated Balance Sheet

                              November 30, 2003


 ASSETS
 Current assets:
   Cash                                                          $     37,806
   Restricted cash                                                     40,000
   Trade accounts receivable, net of allowance
     for doubtful accounts of $13,062                                 776,750
   Other receivables                                                   10,212
   Inventory                                                          380,858
   Prepaid expenses                                                    28,221
                                                                  -----------
         Total current assets                                       1,273,847
                                                                  -----------

 Property and equipment, net                                        1,070,853

 Other assets                                                          47,085
                                                                  -----------
         Total assets                                            $  2,391,785
                                                                  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
   Notes payable                                                 $  1,857,875
   Current maturities of long-term debt                               593,288
   Payable to stockholder                                             760,320
   Accounts payable                                                 1,086,625
   Accrued expenses                                                 1,190,220
                                                                  -----------
         Total current liabilities                                  5,488,328
                                                                  -----------
 Noncurrent liabilities:
   Long-term debt, net of current maturites                           103,941

 Commitments and contingencies

 Stockholders' deficit:
 Preferred stock; par value $0.01; $1,000 per share redemption value for Series A, B and C; $2,000 per share redemptive
   value for Series D; 1,000,000 shares authorized:
 Series A - 12% cumulative dividends; 10,000 shares authorized,
   3,733 issued and outstanding; $3,733,000 liquidation value              37
 Series B - convertible 6%;  10,000 shares authorized, 909
   issued and outstanding; $909,000 liquidation value                      10
 Series C - 12% cumulative dividends; 20,000 shares authorized,
   11,342  issued and outstanding; $11,342,000 liquidation value          113
 Series D - 4% cumulative dividends; 10,000 convertible shares authorized, 745 issued and outstanding; $1,490,000
   liquidation value                                                        7
 Common stock; par value  $0.01; 100,000,000 shares authorized;
   14,784,919 shares issued and outstanding                           147,849
 Additional paid-in capital                                        13,658,948
 Accumulated deficit                                              (17,007,448)
                                                                  -----------
         Total stockholders' deficit                               (3,200,484)
                                                                  -----------
         Total liabilities and stockholders' deficit             $  2,391,785
                                                                  ===========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INTEGRATED PERFORMANCE SYSTEMS, INC.

                      Consolidated Statements of Operations


                                                   Years Ended November 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
 Net sales                                       $   5,465,591  $   7,221,506

 Cost of sales                                       5,813,134      6,342,478
                                                  ------------   ------------
 Gross profit (loss)                                  (347,543)       879,028
                                                  ------------   ------------
 Expenses:
   General and administrative                        2,725,773      1,936,370
   Impairment expense                                1,245,472              -
                                                  ------------   ------------
                                                     3,971,245      1,936,370
                                                  ------------   ------------

 Loss from operations                               (4,318,788)    (1,057,342)
                                                  ------------   ------------
 Other income (expense):
   Interest expense                                   (326,082)      (486,176)
   Miscellaneous income (expense)                     (111,879)        10,510
                                                  ------------   ------------
                                                      (437,961)      (475,666)
                                                  ------------   ------------

 Net loss                                           (4,756,749)    (1,533,008)

 Preferred Dividends                                (1,872,696)    (2,168,039)
                                                  ------------   ------------
 Loss available to common stockholders           $  (6,629,445) $  (3,701,047)
                                                  ============   ============

 Loss per share - basic and diluted              $       (0.56) $       (0.47)
                                                  ============   ============

 Weighted average shares outstanding -
   basic and diluted                                11,899,040      7,827,984
                                                  ============   ============


   See accompanying summary of accounting policies and notes to consolidated financial statements.


                                       INTEGRATED PERFORMANCE SYSTEMS,  INC.

                                 Consolidated Statements of Stockholders' Deficit

                                       Years Ended November 30, 2002 and 2003


                                          Preferred Stock       Common Stock     Additional    Stock
                                          ---------------    ------------------    Paid-in   Subsciption  Accumulated
                                           Shares  Amount    Shares      Amount    Capital   Receivable     Deficit        Total
                                           ------  ------   ---------   -------  ----------  ----------   -----------    ----------
 Balance at November 30, 2001              16,496 $   165   6,069,530  $ 60,695 $ 9,210,263  $        -  $(10,717,691)  $(1,446,568)
  Issuance of preferred stock, Series D        14       -           -         -      14,430           -             -        14,430
  Issuance of preferred stock, Series C
    for payment of accrued dividends          775       8           -         -   1,107,180           -             -     1,107,188
  Issuance of common stock for services         -       -     137,623     1,376     166,468           -             -       167,844
  Issuance of common stock upon exercise
    of options                                  -       -     255,033     2,550      (2,550)          -             -             -
  Sale of common stock -
    Regulation S (Telvest)                      -       -   1,519,168    15,192     457,998     (78,190)            -       395,000
  Issuance of warrants                          -       -           -         -      34,000           -             -        34,000
  Capital contribution                          -       -           -         -     388,763           -             -       388,763
  Net loss                                      -       -           -         -           -           -    (1,533,008)   (1,533,008)
  Dividends - preferred stock
    (return of capital)                         -       -           -         -  (2,168,039)          -             -    (2,168,039)
                                           ------  ------  ----------   -------  ----------   ---------   -----------    ----------
 Balance at November 30, 2002              17,285     173   7,981,354    79,813 $ 9,208,513     (78,190)  (12,250,699)   (3,040,390)
  Issuance of preferred stock, Series C
    for payment of accrued dividends        2,443      24           -         -   2,991,215           -             -     2,991,239
  Conversion of Series C preferred stock
    to common stock                        (3,000)    (30)  3,000,000    30,000     (29,970)          -             -             -
  Issuance of common stock
    for equity investment                       -       -     854,500     8,545   1,234,805           -             -     1,243,350
  Collection of subscription receivable         -       -           -         -           -      78,190             -        78,190
  Sale of common stock -
    Regulation S (Telvest)                      -       -   1,909,065    19,091   1,410,370           -             -     1,429,461
  Issuance of common stock for services         -       -      85,000       850     103,400           -             -       104,250
  Issuance of common stock for interest
    on note payable                             -       -      51,000       510      52,650           -             -        53,160
  Sale of common stock - Regulation S           -       -     910,000     9,100     310,601           -             -       319,701
  Shares canceled                               -       -      (6,000)      (60)         60           -             -             -
  Relative fair value of warrants
    attached to note payable                    -       -           -         -     215,046           -             -       215,046
  Intrinsic value of beneficial
    conversion feature                          -       -           -         -      34,954           -             -        34,954
  Net loss                                      -       -           -         -           -           -    (4,756,749)   (4,756,749)
  Dividends - preferred stock
    (return of capital)                         -       -           -         -  (1,872,696)          -             -    (1,872,696)
                                           ------  ------  ----------   -------  ----------   ---------   -----------    ----------
 Balance at November 30, 2003              16,728 $   167  14,784,919  $147,849 $13,658,948  $        -  $(17,007,448)  $(3,200,484)
                                           ======  ======  ==========   =======  ==========   =========   ===========    ==========


                See accompanying summary of accounting policies and notes to consolidated financial statements.

                    INTEGRATED PERFORMANCE SYSTEMS, Inc.

                    Consolidated Statements of Cash Flows


                                                   Years Ended November 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
 Cash flows from operating activities:
 Net loss                                        $  (4,756,749) $  (1,533,008)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                     373,563        442,774
     Impairment expense                              1,245,472              -
     Loss on equity investment                         112,879              -
     Bad debt expense                                  990,742              -
     Issuance of common stock for services             104,250        167,844
     Loss on disposal of property and equipment              -         86,987
     Non-cash interest expense                          53,160         88,467
     Changes in operating assets and liabilities:
       Trade accounts receivable                       712,041       (269,958)
       Other receivables                                29,718        (35,053)
       Inventory                                       288,223        182,204
       Prepaid expenses                                  8,009        (12,458)
       Other assets                                      3,184          9,239
       Accounts payable                                (13,084)      (532,044)
       Accrued expenses                                317,773        237,633
                                                  ------------   ------------
     Net cash used in operating activities            (530,819)    (1,167,373)
                                                  ------------   ------------
 Cash flows from investing activities:
   Investment in equity investee                      (115,000)             -
   Increase in restricted cash                         (40,000)             -
   Acquisition of property and equipment               (43,197)       (76,652)
                                                  ------------   ------------
     Net cash used in investing activities            (198,197)       (76,652)
                                                  ------------   ------------
 Cash flows from financing activities:
   Dividends paid on preferred stock -
     Return of capital                                (202,573)      (200,902)
   Net proceeds (payments) from notes payable         (409,489)       499,499
   Collection of subscription receivable                78,190              -
   Proceeds from long-term debt                        250,000         98,000
   Payments on long-term debt                         (128,915)      (110,472)
   Net proceeds from stockholder                       411,932        115,570
   Proceeds from sale of stock                         758,420        409,430
   Contributed capital                                       -        388,763
                                                  ------------   ------------
     Net cash provided by financing activities         757,565      1,199,888
                                                  ------------   ------------
 Change  in cash                                        28,549        (44,137)

 Cash, beginning of period                               9,257         53,394
                                                  ------------   ------------
 Cash, end of period                             $      37,806  $       9,257
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

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
                  Notes to Consolidated Financial Statements


 Note 1 - Summary of Significant Accounting Policies
 ---------------------------------------------------

 History and organization

 The consolidated financial statements presented herein include the accounts of Integrated Performance Systems, Inc. ("IPS") and its wholly owned subsidiaries, Performance Interconnect of North Texas, Inc. ("PI"), North Texas PC Dynamics, Inc. and PC Dynamics of Texas, Inc. (collectively "PCD"), Varga Investments, Inc. ("VII"), CADSouth, Inc. ("CSI"), Performance Application Technologies, Inc. ("PATI"), (collectively referred to as "IPS"). IPS was incorporated in New York and in 1999 participated in a reverse acquisition merger with Performance Interconnect, Inc. All operations are currently located in North Texas. IPS, through its two operating subsidiaries PCD and PI, is involved in the design and manufacture of multi-wire, fiber optic and rf/microwave circuit boards for sale and distribution throughout the United States.

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

 The following table represents the concentration of risk associated with major customers that individually account for 10% or more of revenues in fiscal 2003 and 2002 and the corresponding revenues from that customer:

                           Years Ended November 30,
                         ----------------------------
                            2003              2002
                         ----------        ----------
    Customer A          $ 1,026,113       $ 2,511,375
    Customer B            1,775,898         2,093,837
    Customer C              808,999           864,299
    Customer D              146,757           336,835
    Customer E              103,838            42,275
                         ----------        ----------
                        $ 3,861,605       $ 5,848,621
                         ==========        ==========

 In addition, IPS uses a factor for a select group of receivables. Due to the nature of the receivables factored, IPS accounts for these transactions as short-term borrowings. See Note 6.

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

 Cash equivalents

 For the purpose of the statements of cash flows, IPS considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. IPS had restricted cash of $40,000 as of November 30, 2003. See Note 6 for details.

 Accrued liabilities

 IPS accrues expenses that are known to be liabilities at the end of a period. These expenses primarily relate to sales commissions, payroll taxes, ad valorem property taxes, professional fees, stock compensation, royalty payments and interest.

 Stock-Based Compensation

 IPS accounts for the fair value of its grants under the Plan in accordance with FAS 123, Accounting for Stock-Based Compensation. As of November 30, 2003, IPS does not have any stock option plans and there are no employee stock options outstanding.

 IPS accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. As of November 30, 2003, IPS has options to acquire 231,200 shares of IPS common stock at $1.50 per share outstanding. The options were issued in fiscal 2001 to a consultant resulting in approximately $82,000 of consulting expense in fiscal 2001.

 Recent Accounting Pronouncements

 IPS  does   not  expect   the  adoption   of  recently   issued   accounting
 pronouncements to have a significant impact on IPS' results of operations, financial position or cash flows.


 Note 2 - Going Concern
 ----------------------

 The financial statements have been prepared assuming that IPS will continue as a going concern. IPS has a significant accumulated deficit and working capital deficiency at November 30, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about IPS' ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that might be necessary should IPS be unable to continue as a going concern.

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


 Note 3 - Inventory
 ------------------

 Inventories consist of the following at November 30, 2003:

                      Finished goods        $        -
                      Work in progress         235,444
                      Raw materials            145,414
                                             ---------
                      Total inventory       $  380,858
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

 As of November 30, 2003, amounts due from customers which exceeded 10% of trade accounts receivables amounted to an aggregate of $518,662 from four customers.


 Note 5 - Property and Equipment
 -------------------------------

 Property and equipment consist of the following at November 30, 2003:

           Furniture and fixtures                   $    69,658
           Computers                                    223,864
           Vehicles                                      18,116
           Production equipment                       2,951,438
           Leasehold improvements                       106,450
                                                     ----------
                                                      3,369,526
           Less accumulated depreciation
             and amortization                        (2,298,673)
                                                     ----------
                                                    $ 1,070,853
                                                     ==========

 Depreciation  expense  for  the  year   ended  November  30,  2003   totaled
 approximately $374,000, which was included in cost of sales for depreciation on production equipment.

 Depreciation expense for the year ended November 30, 2002 totaled approximately $435,000, which was included in cost of sales for depreciation on production equipment. In addition, amortization expense of intangible assets totaled approximately $8,000.


 Note 6 - Notes Payable
 ----------------------

 At November 30, 2003, the company that factors IPS receivables provided the following debt instruments to IPS and its subsidiaries:

   *  An accounts receivable factoring arrangement of two
      subsidiaries whereby the majority of IPS accounts
      receivable are sold with recourse to the financing company.
      IPS receives 85% of the invoiced amount. Upon receipt of
      payment, IPS receives the remaining 15% less interest and
      fees. Interest accrues at the prime rate plus 2% (9.5% at
      November 30, 2003) with the agreement maturing in August
      2004. All accounts are considered current liabilities and
      classified as short-term borrowings on the November 30,
      2003 balance sheet.                                         $   570,990

   *  Term note for the production equipment of a subsidiary.
      On October 4, 2000 the financing company loaned IPS
      $533,000 with payments of approximately $13,000 per month
      including interest which accrues at the greater of 13.5%
      or the prime rate plus 5%.  The note has a demand feature, therefore, the entire balance is considered a current
      liability and is classified as a note payable on the
      November 30, 2003 balance sheet.                                211,383

   *  Term note for $125,000 plus interest which accrues at
      the greater of 13.5% or the prime rate plus 5%.  The note
      is due August 27, 2004.                                         125,000

 The collateral for these financing arrangements consist of all of the assets of IPS, guarantees by IPS, all subsidiaries, the majority stockholder, and other corporate related parties which are related through common management or ownership.

 In addition, IPS has entered into the following agreements as of November 30, 2003:

   *  A note payable to an individual for $300,000 with interest at 18% and collateralized by inventory and a one-third
      interest in a joint venture. The note matured December 28,
      2001 and is subordinate to the factoring arrangement
      disclosed above.  The note was subsequently extended to
      June, 2002. IPS has not paid the debt due to insufficient
      cash flow.                                                      300,000

   *  Note payable to a stockholder due August 2003 for $50,000.
      Interest accrues at 24% and was due at maturity. The note is collateralized by a partial second lien on certain assets of
      IPS.  As of November 30, 2003, the note was in default.          50,000

   *  An unsecured note payable to an individual for $117,858 with interest at 24%. Principal plus accrued interest due
      June 20, 2004.                                                  117,858

   *  An unsecured note payable to an employee leasing company for $400,000, with interest at 14.5%. The note is for
      payroll and related expenses paid for by the leasing company and not reimbursed by IPS. The balance was due June 18,
      2002. IPS continues to make monthly payments totaling
      approximately $25,000 which are automatically deducted out of collections from trade accounts receivable by IPS' factor and paid to the leasing company by the factor. The note is guaranteed by the majority stockholder. The balance due at
      November 30, 2003 was $32,996. As of January 16, 2004 IPS
      had paid this note in full.                                      32,996

   *  A note payable to an individual for $210,000 with interest at 10% and collateralized by certain of IPS' assets. The
      note has detachable warrants to purchase 140,000 shares of
      IPS' common stock (see Note 13) and matured in April 2002.
      The note is subordinate to the factoring arrangement
      discussed above. The note was discounted by $109,200, which is the fair value assigned to the warrants. The discount
      was being amortized over the original term of the loan and approximately $0 and $82,200 was recorded as interest
      expense for the years ended November 30, 2003 and 2002,
      respectively.                                                   210,000

   *  Note payable to an individual for $15,000 due September
      2004. Interest accrues at 12% and is payable at maturity.
      The note is unsecured.                                           15,000

   *  Note payable to an individual for $15,000 due September
      2004.  Interest accrues at 12% and is payable at maturity.
      The note is unsecured.                                           15,000

   *  Note payable to a third party for $73,000 due on demand.
      Interest accrues at 18%.  The note is unsecured.                 73,000

   *  Note payable to a third party for $119,168 due on demand.
      Interest accrues at 18%.  The note is unsecured.                119,168

   *  Note payable to a third party for $10,000 due on demand.
      Interest accrues at 18%.  The note is unsecured.                 10,000

   *  Note payable to a third party for $7,480 due on demand.
      Interest accrues at 18%.  The note is unsecured.                  7,480
                                                                   ----------
                                                                  $ 1,857,875
                                                                   ==========

 Note 7 - Long-term Debt
 -----------------------

 Long-term debt consists of the following at November 30, 2003:

   Note payable to a third party due May 2005.  Interest
   accrues at 24% and is payable monthly.  The note is
   unsecured.                                                     $    58,941

   An unsecured note payable to an individual with interest
   at 24%. Principal plus accrued interest is due December
   4, 2002.  As of November 30, 2003 the note was in default.          50,000

   Note payable to a third party due May 2004.  Interest
   accrues at the prime rate  plus 1% (8.5% at November
   30, 2003) and is payable in monthly installments of
   $10,140.  The note is unsecured.                                   543,288

   Convertible note payable to a third party for $250,000
   due October 2005.  $50,000 was held in escrow by the
   lender for payment of accounting and legal fees
   associated with IPS' registration statement.  As of
   November 30, 2003, $40,000 of restricted cash remained.
   The note is convertible at the holder's option, bears
   interest of 8% and included 1,666,666 warrants to
   purchase IPS common stock at $1.50 per share.  The
   relative fair value of the warrants totaled $215,046.
   The conversion feature was beneficial with an intrinsic
   value totaling $34,954.  The note was fully discounted
   against paid in capital for the warrants and the
   beneficial conversion feature.  The discount will be
   recognized as interest expense over the term of the note.                -

   Note payable to an individual due April 2005.  Interest
   accrues at 12% and is payable at maturity.  The note
   is unsecured                                                        45,000
                                                                   ----------
                                                                      697,229
   Less amounts classified as current                                 593,288
                                                                   ----------
   Total long-term debt                                           $   103,941
                                                                   ==========

 The note payable due May 2005 to a third party has a warrant to acquire 50,000 shares of IPS' common stock (see Note 13). The note was discounted by $34,000, which is the fair value assigned to the warrants. The discount is being amortized over the original term of the loan and approximately $11,000 and $7,000 was recorded as interest expense for the years ended November 30, 2003 and 2002, respectively.

 $593,288 is due in fiscal 2004 and the remaining $103,941 is due  in  fiscal
 2005.


 Note 8 - Accrued Expenses
 -------------------------

 Accrued expenses consisted of the following at November 30, 2003:

      Accrued property taxes                               $   348,838
      Accrued payroll and employee benefits                    137,418
      Accrued interest                                         148,806
      Other accrued expenses                                   555,158
                                                            ----------
                                                           $ 1,190,220
                                                            ==========

 Note 9 - Income Taxes
 ---------------------

 Due to losses generated during periods prior to and including November 30, 2003, IPS has available a net operating loss carryforward of approximately $17,000,000. In view of this loss and the uncertainty of IPS' near-term profitability, management has estimated IPS' current tax liability to be zero. The current estimated net operating losses will expire in the years 2013 through 2022. The valuation allowance increased approximately $1,340,000 during fiscal 2003.

 The estimated net deferred taxes consist of the following at November 30, 2003:

           Deferred tax asset                              $ 5,760,000
           Deferred tax asset valuation allowance           (5,760,000)
           Deferred tax liability                                    -
                                                            ----------
                                                           $         -
                                                            ==========


 Note 10 - Cash Flow Information
 -------------------------------

 Non-cash transactions

 During fiscal 2003 and 2002, IPS converted approximately $2,991,000 and $1,107,000, respectively of accrued dividends into Series C preferred stock.

 At November 30, 2003 and 2002, dividends of approximately $0 and $1,300,000, respectively, were included in accrued expenses.

 IPS issued 854,500 shares of common stock valued at $1,243,350 for an equity investment. See Note 16.


 Supplemental information

 Interest paid for the year ended November 30, 2003 and 2002 totaled approximately $312,000 and $342,000, respectively. IPS was not required to and did not pay any income taxes.


 Note 11 - Related Party Transactions
 ------------------------------------

 During fiscal 2003 and 2002, IPS paid dividends on preferred stock totaling approximately $78,000 and $85,000, respectively, to entities the president and majority stockholder of IPS either owns or controls.

 The majority stockholder and president advances IPS cash or pays expenses on behalf of IPS. The advances or expense payments are recorded as payable to stockholder and IPS pays 1% interest on the advances. IPS repays the balances when cash is available. At November 30, 2003, the balance due to the majority stockholder related to these advances was $695,962.

 In fiscal 2003 and 2002, IPS issued 2,443 and 775 shares, respectively, of series C preferred stock to a company controlled by the majority stockholder and president for payment of accrued dividends totaling approximately $2,991,000 and $1,107,000, respectively.

 Note payable to a bank for $53,000 maturing November 2007. The note is in the president's name but is for equipment owned by IPS and is classified as due to related party. The note is payable in monthly installments of $1,052, including interest at 7%. The note is collateralized by equipment purchased using proceeds from the note and is guaranteed by the president and Chairman of the Board of Directors. The balance at November 30, 2003 was $44,358.

 A joint venture controlled by the majority stockholder contributed $388,763 to IPS which was recorded as paid in capital in fiscal 2002.

 A company owned by  the Chief Operating Officer  advanced IPS $20,000.   The
 advance is due on demand and is unsecured.


 Note 12 - Commitments and Contingencies
 ---------------------------------------

Commitments
-----------
 IPS rents office space, equipment and warehouse facilities from a related party under non-cancelable operating leases. Total rent expense was approximately $426,000 for the years ended November 30, 2003 and 2002, respectively. Future minimum lease payments are approximately the following for the years ending November 30:

                             2004     $   502,000
                             2005         452,000
                             2006         420,000
                             2007         420,000
                             2008         420,000
                          Thereafter    5,460,000
                                       ----------
                                      $ 7,674,000
                                       ==========

 IPS has a royalty agreement with a third party for sales of multi-wire boards. Total royalty expense was approximately $36,000 and $36,000 for the years ended November 30, 2003 and 2002, respectively. The royalty agreement is for a ten-year period ending December 31, 2003 and is automatically extended for subsequent five-year periods. Either party may terminate at the end of the ten-year or five-year periods.

Contingencies

 IPS has a lawsuit against it related to Performance Interconnect, Inc. ("Performance"). Performance was previously a wholly owned subsidiary of IPS. Performance has a judgment against it for $319,104 relating to the lease of property prior to 1999. The lawsuit against IPS alleges fraudulent transfers and single business enterprise theory in an effort to collect the judgment from IPS. Management intends to defend the lawsuit and in the opinion of management, the amount of ultimate liability, if any, would not materially affect IPS' financial position, results of operations and cash flows.

 In addition, IPS could be subject to other similar claims related to the sale of Performance in 2001. This subsidiary was sold to an entity owned by the president and majority stockholder of IPS. After the assets were transferred with associated secured debts to a newly formed subsidiary of IPS, an entity controlled by the president of IPS received preferred stock in exchange for an agreement to hold IPS harmless of any related liabilities. The transaction was recorded in the financial statements of IPS as a reduction of debt and an increase in preferred stock. All of the liabilities were unsecured and totaled approximately $1,192,000. Several of the unsecured creditors have filed lawsuits against the former subsidiaries. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect IPS' financial position, results of operations and cash flows.

 IPS is subject to other legal proceedings and claims arising in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect IPS' financial position, results of operations and cash flows.


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

 On May 5, 2001, IPS issued a 24% note payable to an individual for $45,000 (see Note 6). The note has detachable warrants to purchase 30,000 shares of IPS' common stock for $1.50 per share. The warrants were immediately exercisable and terminate three years from the date of issue.

 On October 2, 2001, IPS issued a 10% note payable to an individual for $210,000 (see Note 6). The note has detachable warrants to purchase 140,000 shares of IPS' common stock for $1.50 per share. The warrants were immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined the fair value of the warrants of approximately $109,000, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 5.0%, no dividends and volatility of 221%.

 On May 1, 2002, IPS issued a 24% note payable to a third party for $75,000 (see Note 6). The note has detachable warrants to purchase 50,000 shares of IPS' common stock for $1.50 per share. The warrants are immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined the fair value of the warrants of approximately $34,000, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 4.0%, no dividends and volatility of 136%.

 On July 1, 2002, IPS issued warrants to purchase 500,000 shares of IPS' common stock for $1.50 per share to three individuals for their participation raising additional capital for IPS. The warrants are immediately exercisable and terminate three years from the date of issue.

 Using an option-pricing model, management has determined the fair value of the warrants of approximately $263,000, which has been treated general and administrative expense in the accompanying statement of operations for the year ended November 30, 2002. Variables used in the option-pricing model included a discount rate of 4.0%, no dividends and volatility of 136%.

 In October 2003, 1,666,666 three year warrants to purchase IPS common stock at $1.50 per share were issued in connection with a note payable (see Note
 6).  The relative fair value of the warrants totaled $215,046.

 Using an option-pricing model, management has determined the fair value of the warrants of approximately $215,046, which has been treated as debt discount. Variables used in the option-pricing model included a discount rate of 1.5%, no dividends and volatility of 144%.


 Note 14 - Common Stock and Subscription Receivable
 --------------------------------------------------

 During fiscal 2003 and 2002, IPS sold stock to overseas investors under Regulation S of the Securities and Exchange Commission. IPS had an agreement with Telvest Communications, LLC ("Telvest") in the United States to facilitate the sale of stock by contacting brokers overseas who have individuals willing to invest in public companies in the United States. The stock was sold at market value based on the last ask price on the date of the sale. However, only 40% of the proceeds were to be remitted to IPS. The remaining 60% was paid as commission to either Telvest here in the United States or the broker overseas. Telvest is now out of business and is currently under investigation by the Securities and Exchange Commission. In addition, it appears Telvest did not remit all proceeds to IPS, however, IPS is unable to determine the exact amount of loss related to the stock sales. Therefore, IPS calculated the estimated gross proceeds based on the shares sold per quarter in fiscal 2003 and 2002 (1,909,065 and 1,519,168 in fiscal 2003 and 2002, respectively) using the weighted average close price during the respective quarter. Based on this calculation, the gross proceeds under the Regulation S sales would have been approximately $4,700,000. IPS should have received 40%, or approximately $1,902,000. IPS received proceeds of approximately $912,000 for fiscal 2003 and 2002 and therefore has recorded bad debt expense of approximately $991,000 in the accompanying financial statements related to amounts never received by IPS. Because Telvest is under investigation, management was unable to obtain the exact amounts due under the agreement and the provision recorded is based on management's estimate of the potential loss. IPS has received inquiries from the Securities and Exchange Commission regarding these transactions and is cooperating fully.

 IPS then engaged another company in the United States to facilitate additional sales under Regulation S to individuals overseas. The terms of the new agreement are as follows: stock is sold at the last offer price on the day before the trade with 36% of the proceeds going to IPS, 2% going to the company in the United States and 62% going to the overseas brokers. In fiscal 2003, these brokers sold 910,000 shares of IPS common stock for gross proceeds of $888,058, of which, IPS received $319,701 and the brokers received $568,357.

 In August 2002, IPS amended its articles of incorporation to increase the authorized number of common stock from 25,000,000 to 100,000,000.

 In fiscal 2003, IPS issued the following:
   * 3,000,000 shares of common stock in exchange for 3,000 shares of Series C Preferred Stock
   *  854,500 shares for an equity investment.  See Note 16 for details
   *  85,000 shares of common stock for services valued at $104,250
   * 51,000 shares of common stock for the payment of interest of $53,160 on notes payable

 In fiscal 2003, IPS collected $78,190 of subscription receivables from fiscal 2002 and canceled 6,000 shares of previously issued common stock.


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

 In fiscal 2003, IPS' board of directors approved the conversion of 3,000 shares of Series C preferred stock into 3,000,000 shares of IPS' common stock. The Series C preferred is owned by an entity controlled by the majority shareholder and Chairman of the Board of Directors.

 Preferred stock consists of the following:

   Series A, 10,000 shares authorized, issued and outstanding with cumulative dividends paying 10% for 2001, 12% for 2002, 14% for 2003, and 16% yearly thereafter and a redemption value of $1,000 per share. Series A was issued in exchange for all of the existing preferred stock of PI, the Series A stock redemption fund and the payables associated with the sinking fund and dividends declared but unpaid. Each share is equivalent to 1,000 votes. 733 shares were issued in fiscal 2003 for accrued dividends on Series A. 3,733 shares were issued and outstanding as of November 30, 2003.

   Series B, 10,000 shares (non-voting) authorized, 6% convertible stock with dividends payable quarterly in cash and a redemption value of $1,000 per share. The stock may be converted into common stock at a conversion rate of $3.00. 99 shares were issued in fiscal 2003 for accrued dividends on Series B. 909 shares were issued and outstanding at November 30, 2003 and are convertible through December 2004.

   Series C, 20,000 shares authorized, a redemption value of $1,000 per share. The dividends are cumulative, accrue at 12% and are payable monthly. Stock was issued to a related party in exchange for the assumption of approximately $1,107,000 of accrued dividends during the year ended November 30, 2002, $3,420,000 of debt and liabilities during the year ended November 30, 2001, $3,560,000 of debt and liabilities during the year ended November 30, 2000. In fiscal 2003, IPS' board of directors approved the conversion of $2,991,239 of accrued dividends to 2,443 shares of Series C Preferred Stock. 3,000 and 120 shares were converted to 3,000,000 shares of common stock and 120 shares of Series D, respectively, in fiscal 2003. 1,612 shares were issued in fiscal 2003 for accrued dividends on Series C. 11,342 shares were issued and outstanding at November 30, 2003. Each share is equivalent to 1,000 votes.

   Series D, 10,000 convertible shares authorized (non-voting), 745 shares issued and outstanding with a redemption value of $2,000 per share. The dividends are cumulative and accrue at 4% beginning four years after the date of issuance. The shares may be converted into common stock at a conversion rate of 3.00 per share for five years from the date of issuance. In fiscal 2003, 120 shares were issued in exchange for 120 shares of Series C. 14 shares were sold for $14,430 during fiscal 2002.


 Note 16 - Investment In VoIUM Technologies, Ltd
 -----------------------------------------------

 On March 31, 2003, IPS finalized an agreement to purchase 48% of a VoIUM Technologies, LTD ("VoIUM"), a Cayman Islands corporation, which provides various services to the wireless data streaming business in South East Asia. IPS issued 700,000 shares of common stock to the shareholders of the Cayman Islands corporation, 82,500 shares of common stock to creditors of VoIUM, and converted a $115,000 receivable from the Cayman Islands corporation into it's investment in the entity. The investment was valued based on the shares issued using trading price as of March 31, 2003, or $1.50 per share, plus the conversion of a note receivable.

 In connection with the VoIUM investment, IPS issued 1,000,000 shares of common stock to the Cayman Island Corporation to be sold outside the United Sates under SEC Regulation S for the purposes of meeting working capital needs of the Singapore Corporation.

 From time to time in fiscal 2003, IPS sold shares and VoIUM received the proceeds to meet working capital requirements. 72,000 shares were sold for proceeds of $69,600, all of which were recorded as advances to the investment in VoIUM.

 IPS accounted for the investment under the equity method. For the year ended November 30, 2003, IPS' equity in the net loss of VoIUM was $112,879. VoIUM has minimal operations, minimal assets and was unsuccessful in completing their business plan. As of November 30, 2003, IPS determined the expected future cash flows were less than the carrying value of VoIUM. Accordingly, IPS recognized a full non-cash impairment expense of $1,245,472 for the year ended November 30, 2003.


 Note 17 - Subsequent Events (Unaudited)
 ---------------------------------------

 On December 1, 2003, IPS issued a $3,248,000 promissory note for the purchase of 100% of the stock of Power Development, Inc. a real estate management company, whose sole assets were as follows:

   * 50% interest in the proceeds from the sale of a tract land in Fort Worth which is owned by the president of IPS (Tract A).

   * 100% interest in the proceeds from the sale of two tracts of land located in Fort Worth, Texas which are owned by the president of IPS (Tracts B & C).

 Tract A was sold on December 16, 2003 and PDI received proceeds totaling $1,940,614 in cash and a note receivable of $875,000. $1,707,740 of the proceeds were used to reduce PDI's note payable from $3,248,000 to $1,540,260.

 On February 27, 2004, IPS agreed to contribute IPS' 48% ownership interest in VoIUM to a newly formed entity, China Voice Corp ("China Voice"). Shares of China Voice would then be distributed to IPS common and preferred shareholders in a spin off.

 Through April 7, 2004, IPS sold 764,083 shares of common stock pursuant to Regulation S for gross proceeds of $1,210,417 of which IPS received $435,750 and brokers in the United States and overseas received $774,667.



 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company's principal independent accountant, Travis, Wolff and Company, L.L.C. resigned as primary auditors on January 13, 2003.

      Travis, Wolff and Company, L.L.C.'s reports on the financial statements for each of the past two years were modified as to uncertainty. The reports did not contain any adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles.

      The decision to change accountants was approved by the board of directors.

      There were no disagreements with Travis, Wolff and Company, L.L.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      The Company provided Travis, Wolff and Company, L.L.C. with a copy of the foregoing disclosures and Travis, Wolff and Company, L.L.C. was requested to furnish the Company with a letter addressed to the Commission stating whether it agreed with the foregoing statements and, if not, stating the respects in which it did not agree. Travis, Wolff and Company, L.L.C.'s letter, stating that it agreed with the disclosures, is filed as an exhibit to our Annual Report on Form 10-KSB/A dated March 27, 2003, and filed with the Commission on March 28, 2003.

      On January 13, 2003, the Company engaged Malone & Bailey, PLLC, as its principal accountant to audit the Company's financial statements.


 ITEM 8A.  CONTROLS AND PROCEDURES

      Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective.


                                   PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following sets forth, with respect to each member of our Board of Directors, our officers and significant employees as of November 30, 2003, his name, age, period of service, present position, if any, with the Company and other business experience. All directors serve one-year terms between annual meetings of stockholders. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Executive officers and significant employees serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer.

      D. Ronald Allen, age 53, is the Chairman of the Board, President and Chief Executive Officer. He is also the Chief Financial Officer, Secretary and a director. Mr. Allen has served in all of the foregoing capacities since 1999. Mr. Allen is a financial consultant and C.P.A. located in Dallas, Texas. Since 1984, Mr. Allen has been an independent consultant and manager of several real estate and venture capital investments in both private and public companies.

      Brooks L. Harman, Jr., age 56, is the Vice President, Chief Operating Officer and a director. Mr. Harman has served as Vice President and a director since 1996 and as Chief Operating Officer since February of 1999. He has spent the past fifteen years as a consultant and guiding companies and individuals through financial restructuring. In addition to consulting, Mr. Harman has also been involved in real estate sales and investments.

      William C. Robinette, Jr., age 61, is not currently an executive officer but is expected to make a significant contribution to the business. He was formerly the Company's Chief Executive Officer and now serves the Company as a consultant. He has a B.S. and M.S. in physics from Texas A&M University with graduate study at Purdue University. He holds six patents in semiconductor process and interconnect technology. Mr. Robinette began his career at Texas Instruments in the Semiconductor Research Development Labs. He was the co-founder, chairman and CEO of MicroModule Systems (a multi-chip subsystems company), Group Manager - Digital Equipment Low End Systems Manufacturing Business (a $4 billion enterprise), World Wide Manufacturing Vice President for Mostek Corporation, manager of Greenfield construction and startup of Semiconductor Operation in Ireland. He has served on the Board of Directors of the North Carolina Microelectronics Center and as an alternate Board Member of Sematech. Mr. Robinette is a co-founder of MentorVest, a mentoring and business solutions firm.

 Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the 1934 Act ("Section 16(a)"), requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities ("10% Owners") to file reports of beneficial ownership of our securities and changes in such beneficial ownership with the Securities and Exchange Commission ("Commission"). Directors, executive officers and 10% Owners are also required by rules promulgated by the Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

      Based solely upon a review of the copies of the forms filed pursuant to
 Section 16(a) furnished to us, or written representations that no year-end Form 5 filings were required for transactions occurring during fiscal year ended November 30, 2003, we believe that during the fiscal year ended November 30, 2003, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% Owners were complied with, except for the following:

      Mr. Allen filed three late reports with respect to six transactions, as follows: one Form 3 on March 29, 2004 with respect to an event occurring on December 23, 1999 and one Form 4 on March 29, 2004 with respect to three transactions occurring on February 28, 2003 and two transactions occurring on November 30, 2003. Mr. Harman filed one late report with respect to one transaction, as follows: one Form 3 on March 26, 2004 with respect to an event occurring on December 23, 1999.

 Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and our principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office.


 ITEM 10.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table summarizes the compensation paid over the last three completed fiscal years to our Chief Executive Officer and any other executive officer who received compensation exceeding $100,000 during the fiscal year ended November 30, 2003.

                                                                  Long Term Compensation
                                      Annual Compensation         Awards                  Payouts
                             ------------------------------------ -------------------------------
 (a)                (b)      (c)        (d)       (e)             (f)         (g)         (h)      (i)
                                                                                                   All
                                                                                                   Other
                    Year                          Other            Restricted Securities  LTIP     Compen-
 Name and Principal Ended                         Annual           Stock      Underlying  Payouts  sation
 Position           Nov. 30  Salary($)  Bonus($)  Compensation($)  Awards($)  Options(#)    ($)      ($)
 --------           -------  ---------  --------  ---------------  ---------  ----------  -------  ------
 D. Ronald Allen     2003      10,400      -0-          -0-           -0-         -0-       -0-      -0-
 CEO                 2002      10,400      -0-          -0-           -0-         -0-       -0-      -0-
                     2001     102,000      -0-          -0-           -0-         -0-       -0-      -0-


 Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

 Employment Contracts and Termination and Change-in-Control Arrangements

      At November 30, 2003, we had no employment agreement with any named executive officer.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information as of February 27, 2004 with respect to the beneficial ownership of our voting securities by
 (i) persons known to us to be the beneficial owners of more than 5% of the outstanding shares of each class of our voting securities, (ii) all of our directors, (iii) each of our executive officers named in the foregoing Summary Compensation Table and (iv) all of our directors and executive officers as a group. Our voting securities consist of our Common Stock, Series A Cumulative Preferred Stock and Series C Cumulative Preferred Stock. Holders of our Series A and Series C Cumulative Preferred Stock are entitled to one vote for each dollar of redemption value of the outstanding shares of the Preferred Stock.

      The number of shares of our securities beneficially owned by each shareholder set forth below is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power and any shares which a shareholder presently, or within 60 days of the date on which this Form 10-KSB is due at the Commission, has the right to acquire through the exercise of any stock option or other right. Unless otherwise indicated, each shareholder has sole voting and investment power (or shares such powers with his spouse) with respect to the securities set forth in the following tables. The information is based upon corporate records, information furnished by each shareholder, or information contained in filings made with the Securities and Exchange Commission. Except as otherwise noted, each person's address is c/o Integrated Performance Systems, Inc., 17300 North Dallas Parkway, Suite 2040, Dallas, Texas 75248.

 5% Beneficial Owners
                                  Name of              Number of     Percent
   Title of Class                 Beneficial Owner     Shares Owned  of Class
   --------------                 ----------------     ------------  --------

   Common Stock                   D. Ronald Allen      4,571,932 (1)   27.65%

   Series A Cumulative Preferred  D. Ronald Allen          3,733 (2)     100%
   Stock; $0.01 par value;
   redemption value of $1,000;
   per share; dividends of 8%
   during year 2000, 10% during
   year 2001, 12% during year
   2002, and 14% thereafter.

   Series C Cumulative            D. Ronald Allen         10,966 (3)     100%
   Stock; $0.01 par value;
   redemption value of $1,000
   per share; dividends of 12%
   of redemption value per year.


 Directors
                                  Name of              Number of     Percent
   Title of Class                 Beneficial Owner     Shares Owned  of Class
   --------------                 ----------------     ------------  --------
   Common Stock                   D. Ronald Allen      4,571,932 (1)   27.65%

                                  Brooks L. Harman, Jr.  692,975 (4)    4.19%
                                  10501 FM 720 East
                                  Frisco, TX 73035

   Series A Cumulative Preferred  D. Ronald Allen          3,733 (2)     100%
   Stock; $0.01 par value;
   redemption value of $1,000;
   per share; dividends of 8%
   during year 2000, 10% during
   year 2001, 12% during year
   2002, and 14% thereafter.

   Series C Cumulative            D. Ronald Allen         10,966 (3)     100%
   Stock; $0.01 par value;
   redemption value of $1,000
   per share; dividends of 12%
   of redemption value per year.


 Executive Officers Named in the
   Summary Compensation Table
                                    Name of            Number of     Percent
   Title of Class                   Beneficial Owner   Shares Owned  of Class
   --------------                   ----------------   ------------  --------

   Common Stock                     D. Ronald Allen    4,571,932 (1)   27.65%

   Series A Cumulative Preferred    D. Ronald Allen        3,733 (2)     100%
   Stock; $0.01 par value;
   redemption value of $1,000;
   per share; dividends of 8%
   during year 2000, 10% during
   year 2001, 12% during year
   2002, and 14% thereafter.

   Series C Cumulative Preferred    D. Ronald Allen       10,966 (3)     100%
   Stock; $0.01 par value;
   redemption value of $1,000
   per share; dividends of 12%
   of redemption value per year.


 All Directors and Executive
   Officers as a Group
                                    Name of            Number of     Percent
   Title of Class                   Beneficial Owner   Shares Owned  of Class
   --------------                   ----------------   ------------  --------
   Common Stock                                        5,264,907 (5)   31.85%

   Series A Cumulative Preferred                           3,733 (2)     100%
   Stock; $0.01 par value;
   redemption value of $1,000;
   per share; dividends of 8%
   during year 2000, 10% during
   year 2001,   12% during year
   2002, and 14% thereafter.

   Series C Cumulative Preferred                          10,966 (3)     100%
   Stock; $0.01 par value;
   redemption value of $1,000
   per share; dividends of 12%
   of redemption value per year.

 (1) Includes 2,817,203 shares held of record by Associates Funding Group, Inc., 905,244 shares held of record by Winterstone Management, Inc., and 849,485 shares held of record by B.C. & Q. Corp., over all of which entities Mr. Allen exercises voting control.

 (2) Includes 2,196 shares held of record by CMLP Group, Ltd. and 1,537 shares held of record by Winterstone Management, Inc., over both of which entities Mr. Allen exercises voting control.

 (3) Preferred shares held of record by Associates Funding Group, Inc., over which entity Mr. Allen exercises voting control.

 (4) Includes 692,975 shares held of record by Summit Innovations, Inc., over which entity Mr. Harman exercises voting control.

 (5) Includes shares beneficially owned by all directors and Executive Officers shown above.


 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      A company controlled by our president has during the past two fiscal years advanced cash to the Company or has paid expenses on behalf of the Company. The advances or expense payments are recorded as "payable to stockholder" and the Company pays 1% interest on the advances. The Company repays the balances when cash is available. The balances due to the majority stockholder related to these advances at November 30, 2002 and 2003 was $348,388 and $695,962, respectively.

      During fiscal year ended November 30, 2003, we issued an aggregate of 733 shares of our Series A Cumulative Preferred Stock and 586 shares of our Series C Cumulative Preferred Stock to companies controlled by our president for payment of accrued dividends totaling approximately $1,319,000. During fiscal year ended November 30, 2002, we issued 775 shares of our Series C Cumulative Preferred Stock to a company controlled by our president for payment of accrued dividends totaling approximately $1,107,000.

      A joint venture controlled by our president contributed $388,763 to the Company during fiscal year ended November 30, 2002, which was recorded as paid-in capital.

      Effective February 28, 2003, our Board of Directors approved the conversion of 3,000 shares of our Series C Cumulative Preferred Stock into 3,000,000 shares of Common Stock, valued at $3,000,000. Series C Cumulative Preferred Stock is currently owned by an entity controlled by our President.

      Note payable to a bank for $53,000 maturing November 2007. The note is collateralized by equipment purchased using proceeds from the note and is guaranteed by the president. The note is payable in monthly installments of $1,052, including interest at 7%. The balance at November 30, 2003 was $44,358.

      A company owned by the Chief Operating Officer advanced the Company $20,000. The loan is unsecured and is due on demand.


 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           Reference is made to the Exhibit Index at the end of this Form 10-KSB for a list of all exhibits filed with and incorporated by reference in this report.

           (b)  Reports on 8-K
           During the last quarter of the period covered by this report, we filed no reports on Form 8-K.


 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-KSB for the first fiscal year ending after December 15, 2003.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTEGRATED PERFORMANCE SYSTEMS, INC.


                          By:  /s/  D. RONALD ALLEN
                          --------------------------
                          D. Ronald Allen
                          Chief Executive Officer
                          and Principal Financial Officer

 April 19, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Principal Executive Officer and
      -------------------------------
      Principal Financial and Accounting Officer
      ------------------------------------------

 /s/  D. RONALD ALLEN       Chairman of the Board,             April 19, 2004
      D. Ronald Allen       President and Chief Executive
                            Officer, Secretary and Director


      Additional Directors
      --------------------

 /s/  BROOKS L. HARMAN, JR.       Vice President and Director  April 19, 2004
      Brooks L. Harman, Jr.

                              INDEX TO EXHIBITS

 Exhibit
 Number                             Description of Exhibit

 2.1 * Agreement and Plan of Reorganization by and between Performance Interconnect Corp, its undersigned shareholders and Espo's, Inc.

 2.2.1 *** Acquisition Agreement dated as of November 13, 2002, between the Company and VoIUM Communications Pte Ltd., concerning the purchase of an interest in VoIUM Technologies Ltd.

 2.2.2 *** Modification Agreement dated as of November 19, 2002, between the Company and VoIUM Communications Pte Ltd., concerning modification of the Acquisition Agreement for the purchase of VoIUM
           Technologies Ltd.

 2.3 *** Stock Purchase Agreement dated as of September 1, 2003 between Integrated Performance Business Services Corp. and 13:30 Joint Venture concerning the purchase of Power Development, Inc.

 2.4 *** Agreement dated as of February 27, 2004 between the Company, Hughes Corporation, Nations Corp Limited, Nations Investment Corp, China Voice Corp and VoIUM Technologies Ltd concerning the spinoff of VoIUM Technologies Ltd.

 3.1 * Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, November 29, 1990.

 3.2 * Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, July 17, 1998.

 3.3 * Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, October 27, 1998.

 3.4 * Certificate of Amendment of Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, March 20, 2000.

 3.5 *     Bylaws.

 3.6 ** Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, April 4, 2001.

 3.7 *** Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, August 12, 2002.

 3.8 *** Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, February 10, 2003.

 3.9 *** Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York, May 30, 2003.

 4.1 *** Stock Escrow Agreement dated as of December 14, 2001 between the Company and Telvest Communications, LLC, concerning private placements of the Company's Common Stock pursuant to Regulation S.

 4.2 *** Stock Escrow Agreement dated as of October 23, 2003 between the Company, Morgan Watts & Associates, Ltd., and Scott Mayer, concerning private placements of the Company's Common Stock pursuant to Regulation S.

 10.1 * Amended and Restated Purchase & Sale Agreement dated as of March 31, 1998, by I-Con Industries, Inc. and Performance Interconnect Corp., Sellers, in favor of USA Funding, Ltd., Purchaser, relating to sales of accounts receivable.

 10.2 *** Assumption, Ratification and Amendment dated as of May 16, 2002 between Performance Interconnect Corp., Performance Interconnect Corp. of North Texas, Inc., North Texas PC Dynamics Inc., and USA Funding, Ltd., concerning amendment to the Purchase & Sale Agreement of March 31, 1998.

 10.3 *** Fourth Amendment dated as of June 18, 2003 between Performance Interconnect Corp., Performance Interconnect Corp. of North Texas, Inc., North Texas PC Dynamics Inc., Third Millenium Development Corp. and USA Funding, Ltd., concerning amendment to the Purchase & Sale Agreement of March 31, 1998.

 10.4 *** Financing Agreement dated as of November 12, 2003 between the Company and SMI Chips, Inc., concerning asset-based lending.

 10.5 * Agreement dated as of March 15, 1999, between PC Dynamics, Corporation, and PC Dynamics of Texas, Inc.

 10.6 * Guaranty dated as of March 15, 1999, by D. Ronald Allen in favor of PC Dynamics Corporation.

 10.7 * Guaranty dated as of March 15, 1999, by Performance Interconnect Corp. in favor of PC Dynamics Corporation.

 10.8 * Assumption of Liabilities dated March 15, 1999, by PC Dynamics of Texas, Inc., in favor of PC Dynamics Corporation.

 10.9 * Royalty Agreement dated March 15, 1999, between PC Dynamics Corporation and PC Dynamics of Texas, Inc.

 10.10 * Promissory Note dated March 15, 1999, in the principal sum of $773,479.00 by PC Dynamics of Texas, Inc., in favor of PC Dynamics Corporation.

 10.11 *** Lease Agreement between the Company and C-Gate Construction, Inc., dated November 6, 2001, pertaining to the property utilized as the corporate headquarters.

 21 ***    Subsidiaries of the Company.

 23 ***    Consent of Independent Certified Public Accountants.

 31 *** Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32 *** Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      * Exhibits incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 1-158211) filed on April 12, 2000.

      ** Exhibit incorporated by reference to the Current Report for Issuers Subject to the 1934 Act Reporting Requirements filed on Form 8-K dated April 27, 2001.

      ***  Filed herewith.