Form 10QSB
period 2004-02-29
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2004-05-12
CIK 1069562

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 29, 2004

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


                       Commission File Number 000-30794

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             New York                               11-3042779
    ------------------------            ---------------------------------
    (State of incorporation)            (IRS Employer Identification No.)

           10501 FM 720 East
             Frisco, Texas                                 75035
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                  Issuer's telephone number:  (972) 381-1212


      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At February 29, 2004 there were 15,557,692 shares of the issuer's common shares outstanding. (1,000,000 common shares currently held by subsidiary VoIUM Technologies, LTD are not included in the total. See
 Part II, Item 5.)

 Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

 GENERAL INDEX
                                                                    Page
                                                                   Number
 ----------------------------------------------------------------------------

                              PART I.

                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................     8

 ITEM 3.   CONTROLS AND PROCEDURES...............................    10


                              PART II.

                         OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES.................................    11

 ITEM 5.   OTHER INFORMATION.....................................    12

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................    13

 SIGNATURES......................................................    13

 EXHIBIT INDEX...................................................    14

                       PART I  -  FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS


                      Integrated Performance Systems, Inc.
                           Consolidated Balance Sheet

 ----------------------------------------------------------------------------

                                                    February 29,
                                                        2004
                                                    ------------
 ASSETS                                             (Unaudited)
   Current assets:
   Cash                                            $       6,174
   Restricted cash                                        40,000
   Trade accounts receivable, net                        596,293
   Other receivables                                      11,724
   Inventory                                             473,395
   Prepaid expenses                                       24,591
                                                    ------------
         Total current assets                          1,152,177
                                                    ------------

 Property and equipment, net of depreciation           1,016,404

 Other assets                                             45,415
                                                    ------------
         Total assets                              $   2,213,996
                                                    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable                                   $   1,712,374
   Current maturities of long-term debt                  570,737
   Payable to shareholder                                792,322
   Accounts payable                                    1,189,035
   Accrued expenses                                    1,345,811
                                                    ------------
     Total current liabilities                         5,610,279
                                                    ------------

 Noncurrent liabilities:
   Long-term debt, net of current maturities             103,941
                                                    ------------
 Stockholders' equity (deficit):
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and
   C; $2,000 per share redemptive value for
   Series D; 1,000,000 shares authorized:
     Series A - 12% cumulative dividends;
     10,000 shares authorized, 3,864 issued and
     outstanding; $3,864,000 liquidation value                39
   Series B - convertible 6%; 10,000 shares
     authorized, 923 issued and outstanding;
     $923,000 liquidation value                               10
   Series C - 12% cumulative dividends; 20,000
     shares authorized, 11,671 issued and
     outstanding; $11,671,000 liquidation value              116
   Series D - 4% cumulative dividends; 10,000
     convertible shares authorized, 745 issued
     and outstanding; $1,490,000 liquidation value             7
 Common stock; par value  $0.01; 100,000,000
   shares authorized, 15,557,692 shares issued
   and outstanding                                       155,577
 Additional paid-in capital                           14,543,803
 Accumulated deficit                                 (18,199,776)
                                                    ------------
     Total stockholders' equity (deficit)             (3,500,224)
                                                    ------------
     Total liabilities and stockholders' equity    $   2,213,996
                                                    ============

                 The accompanying notes are an integral part of the consolidated financial statements.

                      Integrated Performance Systems, Inc.
                      Consolidated Statements of Operations

 ----------------------------------------------------------------------------

                                                     Three          Three
                                                  Months Ended   Months Ended
                                                  February 29,   February 28,
                                                      2004           2003
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)

 Net sales                                       $   1,211,213  $   1,837,528

 Cost of sales                                       1,401,537      1,645,104
                                                  ------------   ------------
 Gross profit (loss)                                  (190,324)       192,424

 General and administrative                            446,906        412,813
 Impairment expense                                    465,000              -
                                                  ------------   ------------
                                                       911,906        412,813
                                                  ------------   ------------

 Loss from operations                               (1,102,230)      (220,389)
                                                  ------------   ------------
 Other expense:
 Interest expense                                      (90,098)      (115,103)
                                                  ------------   ------------
 Net loss                                           (1,192,328)      (335,492)

 Preferred stock dividends                            (484,080)      (487,650)
                                                  ------------   ------------

 Net loss available to common stockholders       $  (1,676,408) $    (823,142)
                                                  ============   ============

 Loss per share - basic and diluted              $       (0.11) $       (0.10)
                                                  ============   ============

 Weigted average shares outstanding                 15,151,233      8,042,947
                                                  ============   ============


                 The accompanying notes are an integral part of the consolidated financial statements.

                      Integrated Performance Systems, Inc.
                      Consolidated Statements of Cash Flows

 ----------------------------------------------------------------------------

                                                     Three          Three
                                                  Months Ended   Months Ended
                                                  February 29,   February 28,
                                                      2004           2003
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)
 Cash flows from operating activities:
 Net loss                                        $  (1,192,328) $    (335,492)
                                                  ------------   ------------
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      91,941         94,300
     Impairment VoIum                                  465,000              -
     Changes in operating assets and liabilities:
       Trade accounts receivable                       180,457        521,377
       Other receivables                                (1,513)      (114,035)
       Inventory                                       (92,537)       172,137
       Prepaid expenses                                  3,631        (10,453)
       Other assets                                      1,670          2,796
       Accounts payable                                102,410        (18,511)
       Accrued expenses                                155,591         11,916
                                                  ------------   ------------
         Total adjustments                             906,650        659,527
                                                  ------------   ------------

 Net cash provided by (used in)
   operating activities                               (285,678)       324,035
                                                  ------------   ------------
 Cash flows from investing activities:
   Capital expenditures                                (37,492)             -
                                                  ------------   ------------
 Cash flows from financing activities:
   Proceeds from sale of stock                         195,000        155,000
   Return of capital                                         -        (99,815)
   Net proceeds (payments) from short-term
     borrowings, line-of-credit and note payable       (26,333)      (374,020)
   Payments on long-term debt                          (22,551)       (23,380)
   Capital contribution                                232,588              -
   Advances from shareholder, net                      (87,166)         8,987
                                                  ------------   ------------
 Net cash provided by financing activities             291,538       (333,228)
                                                  ------------   ------------
 Decrease in cash                                      (31,632)        (9,193)

 Cash, beginning of period                              37,806          9,257
                                                  ------------   ------------
 Cash, end of period                             $       6,174  $          64
                                                  ============   ============

                 The accompanying notes are an integral part of the consolidated financial statements.

                     Integrated Performance Systems, Inc.
                  Notes to Consolidated Financial Statements
                              February 29, 2004
                                 (Unaudited)


 NOTE 1 - BASIS OF PRESENTATION

 The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in IPS' Report 10KSB filed April 19, 2004. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.


 CASH FLOW INFORMATION

 Non cash transactions

 During the three months ended February 29, 2004, IPS converted accrued dividends totaling approximately $480,000 into 474 shares of preferred stock.


 CONTINUED OPERATIONS

 IPS has continued to experience significant losses and cash flow difficulties and there is doubt about its ability to continue as a going concern. Management continues to look for ways to improve operational performance and is actively seeking additional sources of capital.


 NOTE 2 - COMMON STOCK

 During the three months ended February 29, 2004, IPS sold 462,773 shares of common stock pursuant to Regulation S for gross proceeds of approximately $667,000 of which IPS received $240,000 and brokers in the United States and overseas received approximately $427,000 as commissions on the sales.


 NOTE 3 - INVESTMENT IN VOIUM TECHNOLOGIES, LTD

 IPS accounted for the investment in VoIUM Technologies, LTD under the equity method. VoIUM has minimal operations, minimal assets and in the process of completing their business plan; however, due to the lack of progress in completing their business plan, IPS determined the expected future cash flows were less than the carrying value of VoIUM and recognized a full non-cash impairment of the asset value at November 30, 2003.

 During the three months ended February 29, 2004, IPS issued an additional 310,000 shares of common stock to VoIum which were sold by VoIum to raise working capital. The 310,000 shares were valued using the stock price on the date issued and resulted in an additional investment of $465,000. This investment was impaired during the three months ended February 29, 2004.

 On February 27, 2004, IPS agreed to contribute IPS' 48% ownership interest in VoIUM to a newly formed entity, China Voice Corp ("China Voice"). Shares of China Voice will then be distributed to IPS common and preferred shareholders in a spin off.


 NOTE 4 - RELATED PARTY TRANSACTIONS

 On December 1, 2003, IPS issued a $3,248,000 promissory note for the purchase of 100% of the stock of Power Development, Inc. ("PDI"), a real estate management company, whose sole assets were as follows:

   * 50% interest in the proceeds from the sale of a tract land in Fort Worth which is owned by the president of IPS (Tract A).

   * 100% interest in the proceeds from the sale of two tracts of land located in Fort Worth, Texas which are owned by the president of IPS (Tracts B & C).

 While PDI was a subsidiary of IPS, it sold tract A on December 16, 2003 and PDI received net proceeds totaling approximately $232,000. The cash proceeds were used to pay expenses of IPS or were transferred to IPS. In April 2004, IPS sold PDI to a related party resulting in no gain or loss. Because title to the land did not transfer to IPS and PDI was subsequently sold, the $232,000 cash received was recorded as contributed capital in the accompanying financial statements.


 NOTE 5 - SUBSEQUENT EVENT

 Subsequent to February 29, 2004, IPS sold approximately 301,000 shares of common stock pursuant to Regulation S for gross proceeds of approximately $469,000 of which IPS received $168,750 and brokers in the United States and overseas received approximately $300,000 as commissions on the sales.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION

                          Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans, and projections, which may or may not materialize and which are subject to various risks and uncertainties, including statements concerning expected income and expenses, and the adequacy of our sources of cash to finance current and future operations. When used in this report, the words "plans," "believes," "expects," "projects," "targets," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; and the risks described from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                   Overview

      We are a contract manufacturer of quality, high performance circuit boards and our principal office is located in Frisco, Texas, just north of Dallas. Our products are used in computers, communication equipment, the aerospace industry, defense electronics and other applications requiring high performance electrical capability.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the fiscal quarter ended February 29, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-KSB for fiscal year ended November 30, 2003.

                            Results of Operations

      Revenues. Sales for the quarter ended February 29, 2004 were $1,211,213, a decrease of 34% from sales of $1,837,528 for the comparable period in 2003. The decrease in sales for the quarter can be attributed to revenues totaling approximately $800,000 from one of our largest customers for product shipped during the first quarter of 2003. We did not receive a comparable order in 2004. We believe that demand for our products will begin to grow as confidence levels in the economy grow and inventory levels held by our customers are depleted.

      Gross Profit / (Loss). Gross loss for the quarter ended February 29, 2004 was $190,324, versus a gross profit of $192,424 in the same quarter of 2003. The decrease in gross profit is attributable to the sale of higher margin products during the first quarter 2003 versus 2004, and is related to the large order from one of our largest customers for product shipped during the first quarter of 2003. This order resulted in gross profit of approximately $370,000 during the first quarter 2003 and we did not receive a comparable order in 2004.

      Operating Expenses. For the quarter ended February 29, 2004, operating expenses were $911,906 compared to $412,813 for the comparable quarter of 2003. The increase in expense is attributable primarily to an impairment expense relating to an additional write-off of a non-consolidating subsidiary.

      Other Income and Expenses. For the quarter ended February 29, 2004, net other expense was $90,098 compared to $115,103 for the same period of the prior year. These amounts reflect changes in debt levels and other miscellaneous and expense items during the respective periods.

                         Liquidity and Cash Resources

      Net Loss. For the quarter ended February 29, 2004, we report a net loss of $1,676,408, as compared to a net loss of $823,142 for the same period in 2003. The increase in net loss is primarily the result of increases in operating expense and a reduction in orders as discussed above.

      Cash Flows from Operations. Cash decreased by $31,632 and $9,193 in the first quarter ended February 29, 2004 and February 28, 2003, respectively. Cash resources of $285,678 were used in operations during the first quarter of 2004 as compared to $324,035 being provided by operations in the same period in 2003.

      Cash Flows from Investing Activities. Cash used in investing activities was $37,492 and $0 during the first quarter of 2004 and 2003, respectively.

      Cash Flows from Financing Activities. Cash provided by financing activities was $291,538 during the first quarter of 2004, compared to cash used in financing activities of $333,228 during the same period in 2003. Our principal sources of cash during the first quarter of 2004 consisted of proceeds from the offshore sale of common stock and funding by the majority stockholder.

 Going Concern

      Although we continue to incur significant losses from operations, we believe that we will be able to generate sufficient cash to support our operations for at least the next twelve months. Our plan for reaching profitability generally includes continuing to generate revenue from ongoing operations, coupled with a reduction of general and administrative expenses. We continue to seek joint venture arrangements to help reduce our overhead. We also plan to implement additional employee and operational efficiencies to further reduce our fixed overhead.

      However, if we are unable to achieve a positive cash flow from the foregoing, additional financing or equity placements may be necessary to supplement our cash requirements. Although we believe that sufficient financial resources are available, such resources may not continue to be available to us or may not be available upon favorable terms.

                         Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility and inventory valuations. Actual results could differ from those estimates.

      Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies.

      Revenue Recognition. We recognize revenues when products are shipped. At that time an agreement is in place, price is fixed, title for product passes to the customer, and collectibility is reasonably assured.

      Allowance for Doubtful Accounts. Provisions for the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts.

      Inventory. Inventory consists primarily of finished goods and raw materials and is priced at lower of cost or market, cost being determined using both the first-in and first out (FIFO) method. Reserves are provided against inventory for estimated obsolescence based upon the aging of the inventory and market trends.


 ITEM 3.   CONTROLS AND PROCEDURES

      Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.


                         PART II - OTHER INFORMATION

 ITEM 2.   CHANGES IN SECURITIES

      Issuances of equity securities during the fiscal quarter ended February 29, 2004 that were not registered under the Securities Act of 1933 consisted of the following:

      During the period we issued to various offshore investors pursuant to Regulation S an aggregate of 462,773 shares of our Common Stock for gross proceeds of approximately $667,000 of which we received $240,000 and brokers in the United States and overseas received approximately $427,000 as commissions.

      During the period we issued 310,000 shares of our Common Stock to our subsidiary, VoIUM Technologies, LTD, which sold the shares to raise working capital of approximately $465,000.

      During the period we issued an aggregate of 131 shares of our Series A Nonconvertible Preferred Stock to entities over which our Chief Executive Officer exercises voting control. The stock was issued for accrued dividends on preferred stock and was valued at $131,000.

      During the period we issued an aggregate of 14 shares of our Series B Convertible Preferred Stock. The stock was issued to the holders of Series B for accrued dividends on preferred stock and was valued at $14,000.

      During the period we issued an aggregate of 329 shares of our Series C Nonconvertible Preferred Stock to entities over which our Chief Executive Officer exercises voting control. The stock was issued for accrued dividends on preferred stock and was valued at $329,000.

      The foregoing issuances were made pursuant to the exemption from registration provided by Rule 506 of Regulation D, Rule 903 of Regulation S and/or Section 4(2) of the Securities Act of 1933, in that (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, (e) the offer or sale was made in an offshore transaction, (f) no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing, (g) offering restrictions were implemented, and/or (h) appropriate legends were affixed to the instruments issued in the transactions.


 ITEM 5.   OTHER INFORMATION

 Power Development, Inc.

      On December 1, 2003, we issued a $3,248,000 promissory note for the purchase of 100% of the stock of Power Development, Inc. ("PDI"), a real estate management company, whose sole assets consisted of (a) 50% interest in the proceeds from the sale of a tract land in Fort Worth owned by our Chief Executive Officer (Tract A), and (b) 100% interest in the proceeds from the sale of two tracts of land located in Fort Worth, Texas owned by our Chief Executive Officer (Tracts B & C).

      PDI sold tract A on December 16, 2003 and received net proceeds totaling approximately $232,000. In April 2004, we sold PDI to a related party resulting in no gain or loss. Because we did not receive title to the land in the transaction and because PDI was subsequently sold, the $232,000 cash received during the period ended February 29, 2004 was recorded as a capital contribution in our financial statements.

 VoIUM Technologies, LTD

      We previously on March 31, 2003 acquired 48% of VoIUM Technologies, LTD ("VoIUM"), a Cayman Islands corporation. In consideration, we issued 700,000 shares of our Common Stock to the VoIUM shareholders, 82,500 shares of Common Stock to creditors of VoIUM and converted a $115,000 receivable from VoIUM into an investment in the entity.

      We also issued to VoIUM, in connection with the acquisition, 1,000,000 shares of our Common Stock to be sold outside the United Sates under SEC Regulation S to raise working capital for VoIUM. Although additional shares of Common Stock have been issued to VoIUM from time to time and have been sold by VoIUM to meet its working capital needs, none of the 1,000,000 shares originally issued to VoIUM have been sold. These shares are therefore not included in the total number of shares of our Common Stock reported as currently issued and outstanding.

      Due to minimal operations, minimal assets and lack of progress in completing their business plan, we determined the expected future cash flows of VoIUM were less than its carrying value and recognized a full non-cash impairment of its asset value at November 30, 2003.

      During the three months ended February 29, 2004, we issued an additional 310,000 shares of our Common Stock to VoIUM, which VoIUM sold during the period to raise working capital. The shares were valued at our stock price on the date issued and resulted in an additional investment into VoIUM of $465,000. This investment was impaired during the three months ended February 29, 2004.

      As of February 27, 2004, we agreed to contribute our 48% ownership interest in VoIUM to a newly formed entity, China Voice Corp ("China Voice"). Under the agreement, shares of China Voice would eventually be distributed to our common and preferred shareholders in a spin off. This transaction has not yet been consummated.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           Reference is made to the Exhibit Index located on page 14 of this Form 10-QSB for a list of all exhibits filed with and incorporated by reference in this report.

      (b)  Reports on Form 8-K:

           During the three months ended February 29, 2004 the Company filed no Current Reports on Form 8-K.


                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTEGRATED PERFORMANCE SYSTEMS, INC.


                          By: /s/  D. RONALD ALLEN
                          --------------------------
                                   D. Ronald Allen
                                   Chief Executive Officer
                                   and Principal Financial Officer

 May 12, 2004

                                EXHIBIT INDEX

 Exhibit
 Number                     Description of Exhibit
 ------                     ----------------------
 2.4 * Agreement dated as of February 27, 2004 between the Company, Hughes Corporation, Nations Corp Limited, Nations Investment Corp, China Voice Corp and VoIUM Technologies Ltd concerning the spinoff of VoIUM Technologies Ltd.

 31 ** Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32 ** Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

      * Exhibit incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed on April 19, 2004.

      **   Filed herewith.