Form 10QSB
period 2004-05-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2004-08-24
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2004

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


      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At August 1, 2004 there were 18,017,071 shares of the issuer's common shares outstanding.

 Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                GENERAL INDEX

                                                                    Page
                                                                   Number
----------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................     9

 ITEM 3.   CONTROLS AND PROCEDURES...............................    12


                              PART II.
                         OTHER INFORMATION


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS.......................................    12

 ITEM 5.   OTHER INFORMATION.....................................    13

 ITEM 6.   EXHIBITS..............................................    14

 SIGNATURES......................................................    15

 EXHIBIT INDEX...................................................    15

                       PART I  -  FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS

            Integrated Performance Systems, Inc. and Subsidiaries
                    Consolidated Balance Sheet (Unaudited)

 ============================================================================

                                                       May 31,
                                                        2004
                                                    ------------
 ASSETS
 Current assets
   Cash                                            $      31,952
   Restricted Cash                                        40,000
   Trade accounts receivable, net of allowance for
    doubtful accounts of $13,059                         561,829
   Other receivables                                      21,273
   Inventory                                             433,823
   Prepaid expenses                                       24,420
                                                    ------------
     Total current assets                              1,113,297
                                                    ------------

 Property and equipment, net                             965,688
                                                    ------------
 Other assets
   Other                                                  46,387
                                                    ------------
     Total assets                                  $   2,125,372
                                                    ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities
   Bank Overdraft                                  $     105,326
   Short-term borrowings (including related party
    amounts of $321,000)                               1,667,528
   Payable to shareholder                                878,299
   Accounts payable                                      823,522
   Accrued expenses                                    1,472,523
                                                    ------------
     Total current liabilities                         4,947,198
                                                    ------------

 Long-term debt, net of current maturities                50,000

 Commitments and contingencies (Note 7)                        -

 Stockholders' deficit
 Preferred stock; par value $0.01; $1,000 per
   share redemption value for Series A, B and
   C; $2.000 per share redemption value for
   Series D; 1,000,000 shares authorized:
     Series A - 12% cumulative dividends;
     10,000 shares authorized, 3,864 issued and
     outstanding; $3,864,000 liquidation value                39
   Series B - convertible 6%; 10,000 shares
     authorized, 923 issued and outstanding;
     $923,000 liquidation value                               10
   Series C - 12% cumulative dividends; 20,000
     shares authorized, 9,171 issued and
     outstanding; $9,171,000 liquidation value                91
   Series D - 4% cumulative dividends; 10,000
     convertible shares authorized, 745 issued
     and outstanding; $745,000 liquidation value               7
 Common stock; par value $0.01; 100,000,000 shares
   authorized, 17,922,892 shares issued and
   outstanding                                           179,229
 Additional paid-in capital                           14,939,476
 Accumulated deficit                                 (17,990,678)
                                                    ------------
     Total stockholders' deficit                      (2,871,826)
                                                    ------------
     Total liabilities and stockholders' deficit   $   2,125,372
                                                    ============


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

            Integrated Performance Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations (Unaudited)

 ============================================================================

                               Three        Three         Six          Six
                           Months Ended Months Ended Months Ended Months Ended May 31, 2004 May 31, 2003 May 31, 2004 May 31, 2003
                           ------------ ------------ ------------ ------------
  Net sales                 $ 1,445,068  $ 1,026,968  $ 2,656,281  $ 2,864,496

  Cost of sales               1,666,803    1,180,375    3,068,340    2,825,479
                             ----------   ----------   ----------   ----------
  Gross (loss) income          (221,735)    (153,407)    (412,059)      39,017
                             ----------   ----------   ----------   ----------
  Selling, general and
    administrative              353,810      397,391      800,716      810,204
                             ----------   ----------   ----------   ----------
  Loss from operations         (575,545)    (550,798)  (1,212,775)    (771,187)
                             ----------   ----------   ----------   ----------
  Other income (expense):
  Interest expense             (149,200)     (52,661)    (239,298)    (168,764)
  Equity in loss of VoIUM             -      (55,879)           -      (55,879)
  Impairment of investment
    in VoIUM                          -            -     (465,000)           -
  Gain on disposition
    of subsidiaries             935,442            -      935,442            -
  Miscellaneous
    income (expense)             (1,600)           -       (1,600)       1,000
                             ----------   ----------   ----------   ----------
                                784,642     (108,540)     229,544     (223,643)
                             ----------   ----------   ----------   ----------
  Net income (loss)         $   209,097  $  (659,338) $  (983,231) $  (994,830)
                             ==========   ==========   ==========   ==========

  Preferred stock dividends $  (394,000) $         -  $  (878,080) $         -

  Loss available to
    common shareholders     $  (184,903) $(1,085,788) $(1,861,311) $(1,908,930)
                             ==========   ==========   ==========   ==========
  Loss per share - basic    $     (0.01) $     (0.11) $     (0.11) $     (0.19)
                             ==========   ==========   ==========   ==========
  Loss per share - diluted  $     (0.01) $     (0.11) $     (0.11) $     (0.19)
                             ==========   ==========   ==========   ==========
  Weighted average common
    shares oustanding -
    Basic and diluted        17,197,000    9,871,000   16,696,000   10,047,000


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

             Integrated Performance Systems, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

 ============================================================================

                                                       Six            Six
                                                  Months Ended   Months Ended
                                                  May 31, 2004   May 31, 2003
                                                  ------------   ------------
 Cash flows from operating activities:
 Net loss                                        $    (983,231) $    (994,830)
   Adjustments to reconcile net loss to net
   cash (used in) provided by operating
   activities:
     Depreciation and amortization                     182,626        190,159
     Issuance of common stock for services              29,700         74,250
     Amortization of debt discount                      50,246              -
     Impairment of investment in VoIUM                 465,000              -
     Gain on disposition of subsidiaries              (935,442)             -
     Changes in operating assets and liabilities:
       Trade accounts receivable                       214,921      1,018,834
       Other receivables                               (11,062)        16,888
       Inventory                                       (52,965)        76,623
       Prepaid expenses                                  3,802         11,362
       Other assets                                        698        (55,281)
       Accounts payable                                 73,199        178,809
       Other                                           224,436         28,914
                                                  ------------   ------------
 Net cash (used in) provided by
   operating activities                               (738,072)       545,728
                                                  ------------   ------------
 Cash flows from investing activities:
   Investment in VoIUM                                 (40,000)             -
   Acquisition of property and equipment               (77,461)       (27,098)
                                                  ------------   ------------
 Net cash used in investing activities                (117,461)       (27,098)
                                                  ------------   ------------
 Cash flows from financing activities:
   Bank overdraft                                      105,326              -
   Proceeds from sale of stock                         476,200        572,368
   Capital contribution                                232,588       (184,303)
   Payments on short term borrowings,
     line of credit and notes payable                 (191,412)      (851,617)
   Proceeds from long-term debt                        226,977              -
   Payments on long-term debt                                -        (47,380)
   Line of credit - related party                            -        (16,895)
                                                  ------------   ------------
 Net cash provided by (used in)
   financing activities                                849,679       (527,827)
                                                  ------------   ------------
 Net change in cash                                     (5,854)        (9,197)

 Cash, beginning of period                              37,806          9,257
                                                  ------------   ------------
 Cash, end of period                             $      31,952  $          60
                                                  ============   ============
 Supplemental cashflow information:
 Interest paid                                   $     161,138  $     165,221
                                                  ============   ============


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                     Integrated Performance Systems, Inc.
              Notes to Interim Consolidated Financial Statements
                                 May 31, 2004
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 UNAUDITED FINANCIAL INFORMATION

 The unaudited condensed consolidated financial statements have been prepared by Integrated Performance Systems, Inc. and its subsidiaries (the "Company" or "IPS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the six-month period ended May 31, 2004, are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

 These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003.


 NOTE 2 - GOING CONCERN

 IPS has continued to experience significant losses and cash flow difficulties and there is doubt about its ability to continue as a going concern. Management continues to look for ways to improve operational performance and is actively seeking additional sources of capital.


 NOTE 3 - COMMON STOCK AND PREFERRED STOCK

 During the three months ended May 31, 2004, IPS issued 30,000 shares of its common stock, valued at 29,700, to a broker in payment for services.

 During the three months ended May 31, 2004, IPS issued 678,000 shares of its common stock, valued at approximately $542,000, in connection with the sale of subsidiaries.

 During the three months ended May 31, 2004, IPS sold 657,200 shares of common stock pursuant to Regulation S for gross proceeds of approximately $816,000 of which IPS received approximately $281,000 and brokers in the United States and overseas received approximately $535,000 as commissions on the sales. During the three months ended February 29, 2004, IPS sold 462,773 shares of common stock pursuant to Regulation S for gross proceeds of approximately $667,000 of which IPS received $240,000 and brokers in the United States and overseas received approximately $427,000 as commissions on the sales.

 During the three months ended May 31, 2004, approximately $394,000 in dividends accrued on IPS' Nonconvertible Preferred Stock ($116,000 for Series A, $14,000 for Series B, and $264,000 for Series C). During the three months ended February 29, 2004, approximately $480,000 in dividends accrued on IPS' Nonconvertible Preferred Stock. Additional shares of Nonconvertible Preferred Stock will be issued to entities over which our Chief Executive Officer exercises voting control, at a face value of $1,000 per share, in satisfaction of these dividends.


 NOTE 4 - CONCENTRATIONS OF RISK

 The following table represents the concentration of risk associated with major customers that individually account for 10% or more of revenues for the three and six month periods ended May 31, 2004 and the corresponding revenues from that customer:

                                    Three             Six
                                    Months           Months
                                 -----------      -----------
                 Customer A     $    328,835     $    696,357
                 Customer B          215,923          253,823
                 Customer C          188,649          459,455
                 Customer D          143,150          306,361
                                 -----------      -----------
                                $    876,557     $  1,715,996
                                 ===========      ===========

 NOTE 5 - INVESTMENT IN VOIUM TECHNOLOGIES, LTD

 IPS acquired a 48% ownership interest in VoIUM Technologies LTD ("VoIUM") on March 31, 2003 and accounted for the investment under the equity method. Management subsequently determined that the expected future cash flows were less than the carrying value of VoIUM and recognized an impairment of the asset value at November 30, 2003. During the three months ended February 29, 2004, the Company advanced $40,000 cash to VoIUM as well as common stock having a fair value of $465,000. On February 29, 2004, an additional impairment charge equal to the value of the common stock ($465,000) was recorded based upon an analysis of VoIUM's expected future cash flows.

 On April 21, 2004, IPS sold its 48% ownership interest in VoIUM, as well as its 84% ownership interest in China Voice Corp ("China Voice"), to a company affiliated with the president of IPS. The consideration received for the sale was the redemption of Twenty-five Hundred (2,500) shares of IPS Series C Preferred Stock, having a face value of Two and One-half Million Dollars ($2,500,000), which shares of preferred stock were cancelled.

 Loss per share

 As part of the acquisition of VoIUM on March 31, 2003, IPS issued to VoIUM 1,000,000 shares of its Common Stock that were to be sold offshore under SEC Regulation S to raise working capital for VoIUM. Because VoIUM never sold the 1,000,000 shares, they were never shown by IPS to be issued and outstanding. However, with the sale and transfer of VoIUM on April 21, 2004, IPS has included the 1,000,000 shares in the total number of shares of our Common Stock reported to be issued and outstanding. Loss per share for the three and six month periods ended May 31, 2004 has been calculated to consider the 1,000,000 shares as issued and outstanding for the entire period.


 NOTE 6 - RELATED PARTY TRANSACTIONS

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

 While PDI was a subsidiary of IPS, tract A was sold on December 16, 2003 and PDI received net proceeds totaling approximately $232,000. The cash proceeds were used to pay expenses of IPS or were transferred to IPS. In April 2004, IPS sold PDI to a related party. Because title to the land did not transfer to IPS and PDI was subsequently sold, the $232,000 cash received was recorded as contributed capital in the accompanying financial statements.

 On April 21, 2004, IPS sold its entire 84% ownership interest in China Voice and its entire 48% ownership interest in VoIUM to Associates Funding Group, Inc., an affiliated company controlled by IPS' president. The consideration received for the sale was the redemption of Two Thousand Five Hundred (2,500) shares of IPS' Series C Preferred Stock, having a face value of Two and One-half Million Dollars ($2,500,000), which stock was cancelled. (See
 Note 5.)


 NOTE 7 - DISPOSITION OF ASSETS AND CONTINGENCIES

 On April 23, 2004, IPS sold to an unaffiliated company its entire ownership interest in subsidiaries Cadsouth Inc., PC Dynamics Corporation, PC Dynamics of Texas, Inc., and Integrated Performance Business Services Corp., including its wholly owned subsidiary, Power Development, Inc. At the time of the sale these subsidiaries owned no assets and maintained liabilities with an aggregate carrying value of approximately $1,477,000. In exchange for the sale, IPS issued to the buyer 678,000 shares of common stock of IPS, valued at approximately $542,000 as of the sale date. As a result, IPS recorded a gain on the disposition of subsidiaries in the amount of $935,000 based upon the difference between the carrying amount of the liabilities sold and the fair value of the common stock issued in the sale.

 The debts transferred with the sale of the subsidiaries continue to be contingent liabilities of IPS, although management believes that collection against IPS is improbable. Future enforcement of these debts against the Company could have a material adverse impact on the cash flow and liquidity of the Company.


 NOTE 8 - INVENTORY

 Inventory consists primarily of finished goods and raw materials and is priced at lower of cost or market, cost being determined using the first-in, first out (FIFO) method. At May 31, 2004, inventory consisted of approximately $153,000 in raw materials and approximately $281,000 in work in progress.


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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months periods ended May 31, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-KSB for fiscal year ended November 30, 2003.

                            Results of Operations

      Revenues. Total revenues for the three months ended May 31, 2004 were approximately $1,445,000. Total revenues for the same period in 2003 were $1,027,000. The 41% increase is attributable to sales of approximately $300,000 to a new customer and a slight increase in sales to existing customers.

      Total revenues for the six months ended May 31, 2004 were approximately $2,656,000. Total revenues for the same period in 2003 were $2,864,000. The 7% decrease is attributable to sales of approximately $800,000 to one of our largest customers during the period in 2003, which were not duplicated in the current period.

      Gross Profit (Loss). Gross loss for the three months ended May 31, 2004 was approximately $222,000, versus a gross loss of $153,000 in the same period in 2003. Gross loss for the six months ended May 31, 2004 was approximately $412,000, versus a gross profit of $39,000 for the same period in 2003. The decrease in gross margin in both periods is attributable to the loss of orders for higher margin products during the period from one significant customer. It is also related to a large order from one of our largest customers for product shipped during the first quarter of 2003.
 This order alone resulted in gross margin of approximately $370,000 during the first quarter of 2003, which was not duplicated in the current period.

      Operating Expenses. Operating expenses for the three months ended May 31, 2004, were approximately $354,000, compared to $397,000 for the same period in 2003. Operating expenses for the six months ended May 31, 2004, were approximately $801,000, compared to $810,000 for the same period in 2003. The decrease in operating expenses in both periods is attributable to controlling certain costs such as selling expense, supplies, and professional fees.

      Other Income and Expenses. Net other income was approximately $785,000 for the three months ended May 31, 2004, compared to net other expense of $109,000 for the same period in 2003. For the six months ended May 31, 2004, net other income was approximately $230,000, compared to net other expense of $224,000 for the same period in 2003. The difference in both periods is attributable to a one-time gain reported in connection with the disposition of several subsidiaries during the period ended May 31, 2004. During the six months ended May 31, 2004, an impairment charge related to our investment in VoIUM was recorded in the amount of $465,000. No such charge was recorded during the first six months of fiscal 2003. In April 2004, we sold VoIUM to a company owned by our president.

                         Liquidity and Cash Resources

      Net Loss. For the six months ended May 31, 2004, we reported a net loss of approximately $983,000, compared to a net loss of $995,000 reported for the same period in 2003. The slight decrease in net loss is attributable to a one-time gain reported in connection with the disposition of several subsidiaries during the period ended May 31, 2004, which was counterbalanced by the sale of higher margin products during the first quarter 2003 versus 2004.

      Cash Flows from Operations. Net cash used in operations during the six months ended May 31, 2004 was approximately $778,000, compared to $546,000 being provided by operations during the same period in 2003. This significant change in our cash flows from operations relates to the collection of accounts receivable in 2003. Due to our significant reduction in revenue in 2003, our accounts receivable balances decreased, which created a source of cash. During the six months ended May 31, 2004, our accounts receivable balances continued to decrease, but by smaller amounts, yielding less cash collections.

      Cash Flows from Investing Activities. Cash used for investing activities during the six months ended May 31, 2004 and 2003 was approximately $117,000 and $27,000, respectively, consisting generally of investments in property and equipment. During the current period, we invested approximately $77,000 in computer software and related hardware.

      Cash Flows from Financing Activities. Net cash provided by financing activities during the six months ended May 31, 2004 was approximately $850,000, consisting primarily of proceeds of $476,000 from the offshore sale of common stock and proceeds of $227,000 from long term debt. Net cash used in financing activities during the six months ended May 31, 2003 was approximately $528,000, consisting primarily of proceeds of $572,000 from the sale of common and preferred stock and payments of $852,000 on short term borrowings, line of credit and notes payable.

      Contingent Liabilities. The sale of certain subsidiaries of the Company (see Item 5 below) relieved the Company of approximately $1,477,000 in debt, which was transferred with the subsidiaries sold. These debts continue to be contingent liabilities of the Company, although we believe that collection against the Company is improbable. However, future collection of these debts against the Company could have a material adverse effect on the cash flow and liquidity of the Company.

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

      Inventory. Inventory consists primarily of finished goods and raw materials and is priced at lower of cost or market, cost being determined using the first-in, first out (FIFO) method.


 ITEM 3.   CONTROLS AND PROCEDURES

      Our Chief Executive Officer has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide him with reasonable assurance that they are effective to provide him with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act. In addition, there were no changes in our internal control or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


                         PART II - OTHER INFORMATION

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the fiscal quarter ended May 31, 2004 that were not registered under the Securities Act of 1933 consisted of the following:

      During the period we issued to various offshore investors pursuant to Regulation S an aggregate of 657,200 shares of our Common Stock for gross proceeds of approximately $816,000 of which we received $281,000 and brokers in the United States and overseas received approximately $535,000 as commissions.

      During the period we issued 30,000 shares of our Common Stock to Capital Bankers as an annual consulting fee.

      In connection with the original acquisition of VoIUM, we issued to VoIUM 1,000,000 shares of our Common Stock to be sold outside the United States under SEC Regulation S to raise working capital for VoIUM. None of the 1,000,000 shares originally issued to VoIUM were sold and these shares were not previously included in the total number of shares of our Common Stock reported as being issued and outstanding. With the consummation of the sale of VoIUM in April 2004, these shares were deemed to be issued and outstanding and are now included in the total number of shares of our Common Stock reported as issued and outstanding. (See Item 5: Other Information, below, for more information relating to the sale of VoIUM.)

      During the period, approximately $394,000 in dividends accrued on our Nonconvertible Preferred Stock ($116,000 for Series A, $14,000 for Series B, and $264,000 for Series C). Additional shares of Nonconvertible Preferred Stock will be issued to entities over which our Chief Executive Officer exercises voting control, at a face value of $1,000 per share, in satisfaction of these dividends.

      The foregoing issuances were, and will be, made pursuant to the exemption from registration provided by Rule 506 of Regulation D, Rule 903 of Regulation S and/or Section 4(2) of the Securities Act of 1933, in that
 (a) the investor or its purchaser representative is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the investor or its purchaser representative were provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the investor or its purchaser representative were advised of the limitations on resale of the Common Stock, (d) the investor represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, (e) the offer or sale was made in an offshore transaction, (f) no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing, (g) offering restrictions were implemented, and/or (h) appropriate legends were affixed to the instruments issued in the transactions.


 ITEM 5.   OTHER INFORMATION

 Sale of VoIUM Technologies LTD and China Voice Corp

      We previously reported that we had agreed to contribute our 48% ownership interest in VoIUM Technologies LTD ("VoIUM") to a newly formed entity, China Voice Corp ("China Voice") and then planned to distribute shares of China Voice to our common and preferred shareholders in a spin-off transaction. This transaction was not consummated and was cancelled.

      On April 21, 2004, pursuant to a Stock Purchase Agreement, we sold our entire 84% ownership interest in China Voice and our entire 48% ownership interest in VoIUM to Associates Funding Group, Inc., an affiliated company controlled by our president. The consideration received for the sale was the redemption of Two Thousand Five Hundred (2,500) shares of the Company's Series C Preferred Stock, having a face value of Two and One-half Million Dollars ($2,500,000), which shares of preferred stock have been cancelled. The sale price was established considering the total amount or our investment into VoIUM and China Voice.

 Loss per share calculations

      In connection with the acquisition of VoIUM on March 31, 2003, we issued to VoIUM 1,000,000 shares of our Common Stock to be sold outside the United States under SEC Regulation S to raise working capital for VoIUM. Although additional shares of Common Stock were issued to VoIUM from time to time and were sold by VoIUM to meet its working capital needs, none of the 1,000,000 shares originally issued to VoIUM were sold. These shares were therefore excluded from the total number of shares of our Common Stock that were considered and reported to be issued and outstanding.

      However, with the sale and transfer of VoIUM on April 21, 2004, we have included the 1,000,000 shares in the total number of shares of our Common Stock reported to be issued and outstanding. The loss per share ("EPS") for the six-month period ended May 31, 2004 has been calculated to consider the 1,000,000 shares as issued and outstanding for the entire period.

       We are currently in discussion with our former auditors regarding the accounting for the 1,000,000 shares held by VoIUM. These discussions are ongoing and could give rise to an amendment of our Annual Report on Form 10-KSB for the period ended November 30, 2003 and our Quarterly Report on Form 10-QSB for the period ended February 29, 2004. We are not certain what effect, if any, our conclusions might have on these prior periods.

 Sale of other Subsidiaries

      On April 23, 2004, pursuant to a Stock Purchase Agreement, we sold to an unaffiliated company our entire ownership interest in subsidiaries Cadsouth Inc., PC Dynamics Corporation, PC Dynamics of Texas, Inc., and Integrated Performance Business Services Corp., including its wholly owned subsidiary, Power Development, Inc. At the time of the sale these subsidiaries owned no assets and maintained liabilities with an aggregate carrying value of approximately $1,477,000. In exchange for the sale, we issued to the buyer 678,000 shares of our common stock, valued at approximately $542,000 as of the sale date. As a result, we recorded a gain on the disposition of subsidiaries in the amount of $935,000 based upon the difference between the carrying amount of the liabilities sold and the fair value of the common stock issued in the sale. The sale price was established through arms length negotiations between the parties, considering the book value of the subsidiaries and the market price of our Common Stock.

      The subsidiaries were sold to SSTV, Inc., 17708 Cedar Creek Dr., Dallas, Texas 75248. The buyer owns the property where our executive offices and manufacturing facilities are located and is also one of our creditors.


 ITEM 6.   EXHIBITS

      Reference is made to the Exhibit Index located on page 16 of this Form 10-QSB for a list of all exhibits filed with and incorporated by reference in this report.

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

                          INTEGRATED PERFORMANCE SYSTEMS, INC.


                          By:  /s/  D. RONALD ALLEN
                          --------------------------
                                    D. Ronald Allen
                                    Chief Executive Officer
                                    and Principal Financial Officer

 August 24, 2004


                                EXHIBIT INDEX

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 2.1 ** Stock Purchase Agreement dated as of April 21, 2004 between the Company and Associates Funding Group, Inc. concerning the sale of China Voice Corp and VoIUM Technologies Ltd.

 2.2 ** Stock Purchase Agreement dated as of April 23, 2004 between the Company and SSTV, Inc. concerning the sale of Cadsouth Inc., PC Dynamics Corporation, PC Dynamics of Texas, Inc., and Integrated Performance Business Services Corp., including its wholly owned subsidiary, Power Development, Inc.

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

      **   Filed herewith.