Form 10QSB
period 2004-08-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2004-10-20
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2004

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


      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At October 15, 2004 there were 30,229,959 shares of the issuer's common shares outstanding.

 Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                GENERAL INDEX
                                                                     Page
                                                                    Number
 ----------------------------------------------------------------------------

                              PART I.
                       FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................     9

 ITEM 3.   CONTROLS AND PROCEDURES...............................    12


                    PART II - OTHER INFORMATION


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS.......................................    12

 ITEM 5.   OTHER INFORMATION.....................................    13

 ITEM 6.   EXHIBITS..............................................    14

 SIGNATURES......................................................    15

 EXHIBIT INDEX...................................................    16

                       PART I  -  FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

            Integrated Performance Systems, Inc. and Subsidiaries
                   Consolidated Balance Sheet  (Unaudited)


                                                     August 31,
                                                        2004
                                                    ------------

 ASSETS
 Current assets
   Cash                                            $      65,919
   Restricted cash                                        40,000
   Trade accounts receivable, net of allowance
     for doubtful accounts of $13,059                    796,796
   Other receivables                                      25,357
   Inventory                                             480,272
   Prepaid expenses                                       29,114
                                                    ------------
     Total current assets                              1,437,458
                                                    ------------

 Property and equipment, net                             885,391
                                                    ------------

 Other assets                                             46,427
                                                    ------------
    Total assets                                   $   2,369,276
                                                    ============


 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities
   Bank overdraft                                        104,990
   Short-term borrowings                               1,880,181
   Accounts payable                                      843,959
   Payable to shareholder                                901,173
   Accrued expenses                                    2,037,900
                                                    ------------
     Total current liabilities                         5,768,203
                                                    ------------
 Noncurrent liabilities
   Long-term debt, net of current maturities              50,000
                                                    ------------

 Stockholders' deficit
   Preferred stock; par value $0.01; $1,000 per
     share redemption value for Series A, B and
     C; $2,000 per share redemption value for
     Series D; 1,000,000 shares authorized:
      Series A - 12% cumulative dividends;
        10,000 shares authorized, 3,864 issued and
        outstanding; $3,864,000 liquidation value             39
      Series B - convertible 6%;  10,000 shares
        authorized, 923 issued and outstanding;
        $923,000 liquidation value                            10
      Series C - 12% cumulative dividends; 20,000
        shares authorized, 9,171 issued and
        outstanding; $9,171,000 liquidation value             91
      Series D - 4% cumulative dividends; 10,000
        convertible shares authorized, 745 issued
        and outstanding; $745,000 liquidation value            7
 Common stock; par value  $0.01; 100,000,000 shares
   authorized, 18,266,145 shares issued and
   outstanding                                           182,662
 Additional paid-in capital                           14,595,489
 Accumulated deficit                                 (18,227,225)
                                                    ------------
     Total stockholders' deficit                      (3,448,927)
                                                    ------------

     Total liabilities and stockholders' deficit   $   2,369,276
                                                    ============


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

            Integrated Performance Systems, Inc. and Subsidiaries
              Consolidated Statements of Operations  (Unaudited)


                                Three        Three        Nine         Nine
                            Months Ended Months Ended Months Ended Months Ended
                             August 31,   August 31,   August 31,   August 31,
                                2004         2003         2004         2003
                             ----------   ----------   ----------   ----------
 Net sales                  $ 1,857,914  $ 1,270,852  $ 4,514,195  $ 4,135,348

 Cost of sales                1,493,235    1,579,395    4,561,575    4,425,895
                             ----------   ----------   ----------   ----------
 Gross (loss) income            364,679     (308,543)     (47,380)    (290,547)

 Selling, general and
   administrative               495,339      386,905    1,296,056    1,176,089
                             ----------   ----------   ----------   ----------
 Loss from operations          (130,660)    (695,448)  (1,343,436)  (1,466,636)
                             ----------   ----------   ----------   ----------

 Other income (expense):
  Interest expense             (105,885)    (103,980)    (345,183)    (272,744)
  Equity in loss of VoIUM             -      (57,000)           -     (112,879)
  Impairment of investment
    in VoIUM                          -            -     (465,000)           -
  Gain on disposition of
    subsidiaries                      -            -      935,442            -
  Miscellaneous income
    (expense)                         -       55,879       (1,600)       1,000
                             ----------   ----------   ----------   ----------
                               (105,885)    (105,101)     123,659     (384,623)
                             ----------   ----------   ----------   ----------
 Net income (loss)          $  (236,545) $  (800,549) $(1,219,777) $(1,851,259)
                             ==========   ==========   ==========   ==========

 Preferred stock dividends  $  (416,400) $  (439,048) $(1,294,480) $(1,353,148)

 Loss available to
   common shareholders      $  (652,945) $(1,239,597) $(2,514,257) $(3,204,407)
                             ==========   ==========   ==========   ==========
 Loss per share - basic
   and diluted              $     (0.04) $     (0.11) $     (0.15) $     (0.27)
                             ==========   ==========   ==========   ==========
 Weighted average common
   shares outstanding -
   Basic and diluted         18,006,660   11,654,981   17,134,360   11,654,981


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

            Integrated Performance Systems, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows  (Unaudited)


                                                      Nine           Nine
                                                  Months Ended   Months Ended
                                                   August 31,     August 31,
                                                      2004           2003
                                                  ------------   ------------
 Cash flows from operating activities:
   Net loss                                      $  (1,219,777) $  (1,851,259)
    Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
     Depreciation and amortization                     262,923        265,724
     Issuance of common stock for services              29,700         74,250
     Equity loss in earnings of VoIUM                        -        112,879
     Impairment of investment in VoIUM                 465,000              -
     Gain on disposition of subsidiaries              (935,442)             -
     Amortization of debt discount                      91,179              -
     Changes in operating assets and liabilities:
       Trade accounts receivable                       (20,046)       930,243
       Inventory                                       (99,414)       220,439
       Other current assets                            (16,038)        (6,461)
       Other assets                                        658          4,581
       Accounts payable                                 93,639        363,955
       Accrued Expenses                                373,413        139,762
                                                  ------------   ------------
 Net cash (used in) provided by
   operating activities                               (974,205)       254,113
                                                  ------------   ------------
 Cash flows from investing activities:
   Investment in VoIUM                                 (40,000)      (115,000)
   Acquisition of property and equipment               (77,461)       (27,098)
                                                  ------------   ------------
 Net cash used in investing activities                (117,461)      (142,098)
                                                  ------------   ------------
 Cash flows from financing activities:
   Bank overdraft                                      104,990              -
   Advance from shareholder                             22,874              -
   Proceeds from sale of stock                         552,042        718,750
   Capital contribution                                232,588       (213,811)
   Proceeds from (payments on) short term
     borrowings, line of credit and notes
     payable                                           207,285       (927,100)
   Proceeds from long-term debt                              -        384,182
   Payments on long-term debt                                -        (70,726)
   Line of credit - related party                            -        (12,048)
                                                  ------------   ------------
 Net cash provided by (used in)
   financing activities                              1,119,779       (120,753)
                                                  ------------   ------------
 Net change in cash                                     28,113         (8,738)

 Cash, beginning of period                              37,806          9,257
                                                  ------------   ------------
 Cash, end of period                             $      65,919  $         519
                                                  ============   ============


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                     Integrated Performance Systems, Inc.
              Notes to Interim Consolidated Financial Statements
                               August 31, 2004
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 UNAUDITED FINANCIAL INFORMATION

 The unaudited condensed consolidated financial statements have been prepared by Integrated Performance Systems, Inc. and its subsidiaries (the "Company" or "IPS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. The interim financial statements do not include all disclosures provided in fiscal year end financial statements prepared in accordance with accounting principles generally accepted in the United States, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. Results of operations for the nine-month period ended
 August 31, 2004, are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

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


 NOTE 3 - COMMON STOCK AND PREFERRED STOCK

 During the three months ended August 31, 2004, IPS sold 343,253 shares of common stock pursuant to Regulation S for gross proceeds of approximately $169,000 of which IPS received approximately $61,000 and brokers in the United States and overseas received approximately $108,000 as commissions on the sales.

 During the three months ended August 31, 2004, approximately $416,400 in dividends accrued on IPS' Nonconvertible Preferred Stock ($119,400 for Series A, $14,000 for Series B, and $283,000 for Series C).


 NOTE 4 - CONCENTRATIONS OF RISK

 The following table represents the concentration of risk associated with major customers that individually account for 10% or more of revenues for the three and nine month periods ended August 31, 2004 and the corresponding revenues from that customer:

                                 Three Months     Nine Months
                                 -----------      -----------
      Customer A                $    464,311     $  1,160,671
      Customer B                     189,037          497,878
      Customer C                     156,240          616,289
                                 -----------      -----------
                                $    809,588     $  2,274,838
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

 Loss per share

 As part of the acquisition of VoIUM on March 31, 2003, IPS issued to VoIUM 1,000,000 shares of its Common Stock that were to be sold offshore under SEC Regulation S to raise working capital for VoIUM. Because VoIUM never sold the 1,000,000 shares, they were never shown by IPS to be issued and outstanding. However, with the sale and transfer of VoIUM on April 21, 2004, IPS has included the 1,000,000 shares in the total number of shares of Common Stock reported to be issued and outstanding. Loss per share for the three and nine month periods ended August 31, 2004 has been calculated to consider the 1,000,000 shares as issued and outstanding for the entire period.


 NOTE 6 - DISPOSITION OF ASSETS AND CONTINGENCIES

 On April 23, 2004, IPS sold to an unaffiliated company its entire ownership interest in subsidiaries Cadsouth Inc., PC Dynamics Corporation, PC Dynamics of Texas, Inc., and Integrated Performance Business Services Corp., including its wholly owned subsidiary, Power Development, Inc. At the time of the sale, these subsidiaries owned no assets and maintained liabilities with an aggregate carrying value of approximately $1,477,000. In exchange for the sale, IPS issued to the buyer 678,000 shares of common stock of IPS, valued at approximately $542,000 as of the sale date. As a result, IPS recorded a gain on the disposition of subsidiaries in the amount of $935,000 based upon the difference between the carrying amount of the liabilities sold and the fair value of the common stock issued in the sale.

 The debts transferred with the sale of the subsidiaries continue to be contingent liabilities of IPS, although management believes that collection against IPS is improbable. Future enforcement of these debts against the Company could have a material adverse impact on the cash flow and liquidity of the Company.


 NOTE 7 - INVENTORY

 Inventory consists primarily of finished goods and raw materials and is priced at lower of cost or market, cost being determined using the first-in, first out (FIFO) method. At August 31, 2004, inventory consisted of approximately $131,000 in raw materials and approximately $349,000 in work in progress.


 NOTE 8 - SUBSEQUENT EVENTS

 On September 28, 2004, the Company issued 11,676,000 shares of common stock as follows:

   * 447,000 shares issued to Varga Investments, Inc., a wholly owned subsidiary of the Company, in satisfaction of debt in the amount of $134,000; (the shares issued to Varga will be accounted for as treasury shares);

   * 250,000 shares of common stock for settlement of employment obligation with former Chief Executive Officer and cancellation of option to purchase 231,200 shares of common stock at an exercise price of $1.50 per share;

   * 246,667 shares of common stock were issued in satisfaction of accrued but unpaid Series D Preferred Stock dividends totaling $74,000;

   * 784,000 shares of common stock were issued in satisfaction of accrued but unpaid Series A Preferred Stock dividends totaling $235,000;

   * 94,000 shares of common stock were issued in satisfaction of accrued but unpaid Series B Preferred Stock dividends totaling $28,000;

   * 1,786,667 shares of common stock were issued in satisfaction of accrued but unpaid Series C Preferred Stock dividends totaling $536,000;

   * 1,580,000 shares of common stock were issued to SMI Chips, Inc. in satisfaction of debt in the amount of $474,000;

   * 2,000,000 shares were issued to Southern Cross Realty Corporation (sole shareholder of C-Gate Construction, Inc.) in return for an option to convey the ownership of C-Gate Construction, Inc. to the Company at the Company's request. C-Gate Construction, Inc. owns the building in Frisco, Texas that is leased and occupied by the Company. In
      April, 2004 the Company's Chief Executive Officer was appointed as an officer of C-Gate Construction, Inc.;

   * 820,333 shares were issued to an entity, in which the Company's Chief Executive Officer is on the board of directors, in satisfaction of amounts owed the entity totaling $246,000;

   * 3,387,333 shares of common stock issued in satisfaction of debt owed Associates Funding Group, Inc. (an entity controlled by the Company's Executive Officer) in the amount of $1,016,000;

   *  250,000 shares issued in satisfaction of debt in the amount of
      $75,000

   *  30,000 shares issued to a consultant for professional services


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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and nine months periods ended August 31, 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in our Annual Report on Form 10-KSB for fiscal year ended November 30, 2003.

                            Results of Operations

      Revenues. Total revenues for the three months ended August 31, 2004 were approximately $1,858,000. Total revenues for the same period in 2003 were $1,271,000. The 46% increase is attributable to sales of approximately $300,000 to a new customer and a slight increase in sales to existing customers.

      Total revenues for the nine months ended August 31, 2004 were approximately $4,514,000. Total revenues for the same period in 2003 were $4,135,000. The 9% increase is attributable to the increase of overall sales during the current fiscal period.

      Gross Profit (Loss). Gross profit for the three months ended August 31, 2004 was approximately $365,000, versus a gross loss of $309,000 in the same period in 2003. Gross loss for the nine months ended August 31, 2004 was approximately $47,000, versus a gross loss of $291,000 for the same period in 2003. The increase in gross margin in both periods is attributable to the increase of orders for higher margin products during the period from our customers.

      Operating Expenses. Operating expenses for the three months ended August 31, 2004, were approximately $495,000, compared to $387,000 for the same period in 2003. Operating expenses for the nine months ended August 31, 2004, were approximately $1,296,000, compared to $1,176,000 for the same period in 2003. The increase in operating expenses in both periods is attributable to maintaining certain costs such as selling expense, supplies, and professional fees, while allowing for expected increases in other areas as sales increase.

      Other Income and Expenses. For the nine months ended August 31, 2004, net other income was approximately $124,000, compared to net other expense of $385,000 for the same period in 2003. The difference in the year to date amounts is attributable to a one-time gain reported in connection with the disposition of several subsidiaries during the period ended May 31, 2004. During the nine months ended August 31, 2004, an impairment charge related to our investment in VoIUM was recorded in the amount of $465,000. No such charge was recorded during the first nine months of fiscal 2003. In April 2004, we sold VoIUM to a company owned by our president.

                         Liquidity and Cash Resources

      Net Loss. For the nine months ended May 31, 2004, we reported a net loss of approximately $1,219,000, compared to a net loss of $1,851,000 reported for the same period in 2003. The decrease in net loss is attributable to a one-time gain reported in connection with the disposition of several subsidiaries during the period ended May 31, 2004, which was counterbalanced by the sale of higher margin products during the first quarter 2003 versus 2004.

      Cash Flows from Operations. Net cash used in operations during the nine months ended August 31, 2004 was approximately $974,000, compared to $254,000 being provided by operations during the same period in 2003.
 This significant change in our cash flows from operations relates to the collection of accounts receivable in 2003. Due to our significant reduction in revenue in 2003, our accounts receivable balances decreased, which created a source of cash. During the nine months ended August 31, 2004, our accounts receivable balances began to increase, as sales have increased, yielding less cash collections.

      Cash Flows from Investing Activities. Cash used for investing activities during the nine months ended August 31, 2004 and 2003 was approximately $117,000 and $142,000, respectively, consisting generally of investments in property and equipment. In addition, during the period ended August 31, 2003, the Company recorded a $115,000 investment in the VoIUM Subsidiary. During the current period, we invested approximately $77,000 in computer software and related hardware.

      Cash Flows from Financing Activities. Net cash provided by financing activities during the nine months ended August 31, 2004 was approximately $1,120,000, consisting primarily of proceeds of $552,000 from the offshore sale of common stock, $233,000 in a capital contribution and $207,000 from short term borrowings, line of credit and notes payable. Net cash used in financing activities during the nine months ended August
 31, 2003 was approximately $129,000, consisting primarily of proceeds of $719,000 from the sale of common and preferred stock and proceeds of $384,000 from long term debt, offset by payments of $1,224,000 on short term borrowings, line of credit and notes payable.

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

     Further debt reduction. The issuance in September 2004 of common stock in consideration of forgiveness of certain debt and other financial obligations of the Company relieved us of significant financial obligations and liabilities. Service of these debts has had a negative impact upon our liquidity in the past, which is expected to improve in future periods as a result of these transactions.

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


                         PART II - OTHER INFORMATION

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the fiscal quarter ended August 31, 2004 that were not registered under the Securities Act of 1933 consisted of the following:

      During the period we issued to various offshore investors pursuant to Regulation S an aggregate of 343,253 shares of our Common Stock for gross proceeds of approximately $169,000 of which we received $61,000 and brokers in the United States and overseas received approximately $108,000 as commissions.

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


 ITEM 5.   OTHER INFORMATION


 Agreement of intent to merge with Lone Star Circuits

      In April 2004, we executed an agreement of intent to merge with Best Circuit Boards, Inc. d/b/a Lone Star Circuits ("LSC") in exchange for consideration consisting of cash and stock. LSC is a privately owned fabrication services company located in Wylie, Texas, which is engaged in time sensitive, high technology prototypes, and is a manufacturer of high margin, complex electronic circuit boards. The transaction is subject to the satisfaction of significant contingencies before consummation, among which include agreement on final terms and the Company arranging financing to fund the transaction.

 Management agreement for Company operations

      In July 2004, in an effort to improve performance of the Company, we entered into a two-year management consulting agreement with Brad Jacoby, President and CEO of LSC. Under the terms of the agreement, Mr. Jacoby immediately assumed overall management responsibility for the operations of the Company. Although Mr. Jacoby was not appointed an officer of the Company, the agreement delegated to him the authority customarily exercised by the Chief Executive Officer, except in those matters requiring the approval by the Company's Board of Directors.

      We believe that Mr. Jacoby's capable leadership has been a contributing factor in the overall improvement in our financials for the current period. He has implemented cost containment programs and has tapped into new revenue generating opportunities with some of LSC's accounts which meet our customer profiles. We believe that we will see continued improvements in our results of operations under his direction.

      Since he assumed management responsibility for the operations of the Company, Mr. Jacoby has additionally advanced funding to the Company in excess of $100,000 for expenses of operation. These advances are secured by the escrow of common stock held by our Chief Executive Officer and affiliated companies, and a second lien on all assets of the Company which are pledged as collateral for the financing agreement with USA Funding.

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

      However, with the sale and transfer of VoIUM on April 21, 2004, we have included the 1,000,000 shares in the total number of shares of our Common Stock reported to be issued and outstanding. The loss per share ("EPS") for the nine-month period ended August 31, 2004 has been calculated to consider the 1,000,000 shares as issued and outstanding for the entire period.

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


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           Reference is made to the Exhibit Index to this Form 10-QSB for a list of all exhibits filed with and incorporated by reference in this report.

      (b)  Reports on Form 8-K:

           During the three months ended August 31, 2004 the Company filed one Current Report on Form 8-K on June 24, 2004 reporting a change in its certifying accountant.


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

                          INTEGRATED PERFORMANCE SYSTEMS, INC.


                          By:  /s/  D. RONALD ALLEN
                          --------------------------
                                    D. Ronald Allen
                                    Chief Executive Officer
                                    and Principal Financial Officer

 October 20, 2004

                                EXHIBIT INDEX

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.1 ** Agreement for Management Consulting Services between the Company and Brad Jacoby.

 10.2 ** Stock Escrow and Security Agreement between Ron Allen, the Company and Brad Jacoby.

 31   **   Certification of Chief Executive Officer and Principal Financial
           Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32   **   Certification of Chief Executive Officer and Principal Financial
           Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
 -------------------------
      **   Filed herewith.