Form 10QSB
period 2005-01-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2005-04-27
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2005

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

         For the transition period from _______________ to _______________


                      Commission File Number: 000-30794


                     INTEGRATED PERFORMANCE SYSTEMS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             New York                               11-3042779
    ------------------------            ---------------------------------
    (State of incorporation)            (IRS Employer Identification No.)

       901 Hensley Lane Wylie, Texas                      75098
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                                (972) 771-1930
                         ---------------------------
                         (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At March 31, 2005 there were 58,603,230 shares of the issuer's common shares outstanding.

 Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                GENERAL INDEX

                                                                    Page
                                                                   Number
----------------------------------------------------------------------------


                                 PART I -
                           FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................    16

 ITEM 3.   CONTROLS AND PROCEDURES...............................    18


                    PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................    19

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS ......................................    20

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................    21

 ITEM 5.   OTHER INFORMATION.....................................    21

 ITEM 6.   EXHIBITS..............................................    21

 SIGNATURES......................................................    21

 EXHIBIT INDEX...................................................    22

                     PART 1 - FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                          Consolidated Balance Sheet
                                 (Unaudited)

 ============================================================================

                                                    January 31,
                                                        2005
                                                    ------------
 ASSETS
 Current assets:
   Cash                                            $     743,865
   Trade accounts receivable, net                      4,250,771
   Other receivables                                      19,190
   Inventory                                           1,680,078
   Deferred income tax asset                             205,948
   Income tax receivable                                 299,090
                                                    ------------
         Total current assets                          7,198,942
                                                    ------------

 Property and equipment, net                           2,026,142
                                                    ------------
 Other assets:
   Goodwill                                            8,764,536
   Customer Base, net of accumulated
     amortization of $90,341                           4,246,050
   Other                                                 100,686
                                                    ------------
                                                      13,111,272
                                                    ------------
     Total assets                                  $  22,336,356
                                                    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                $   2,491,421
   Accrued expenses                                    1,437,719
   Line of credit                                      1,860,000
   Notes payable, current portion                        706,517
   Notes payable to related party                      3,200,000
                                                    ------------
     Total current liabilities                         9,695,657
                                                    ------------
 Noncurrent liabilities:
   Notes payable, net of current maturities               19,050
   Note payable to related party                       1,000,000
   Deferred income tax liability                       1,749,214
                                                    ------------
     Total long-term liabilities                       2,768,264
                                                    ------------
 Contingencies (note 8, note 9, note 12)

 Stockholders' equity:
 Preferred stock; par value $0.01; 10,000,000
   shares authorized
   Series F Convertible; $1,000 per share
     redemption, 300,000 shares authorized,
     193,829 shares issued and outstanding                 1,938
 Common stock; par value $0.01; 100,000,000 shares
   authorized, 66,537,230 shares issued,
   57,903,230 outstanding                                665,372
 Treasury Stock; 8,634,000 shares                       (949,740)
 Additional paid-in capital                            6,593,099
 Retained Earnings                                     3,561,766
                                                    ------------
     Total stockholders' equity                        9,872,435
                                                    ------------
     Total liabilities and stockholders' equity    $  22,336,356
                                                    ============

                 The accompanying notes are an integral part
                  of this consolidated financial statement.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                    Consolidated Statements of Operations
                                (Unaudited)

 =============================================================================

                               Three        Three         Six          Six
                           Months Ended Months Ended Months Ended Months Ended
                            January 31,  January 31,  January 31,  January 31,
                               2005         2004         2005          2004
                            -----------  -----------  -----------  -----------

 Net sales                  $ 7,604,706  $ 5,016,863  $14,356,993  $ 9,632,245

 Cost of sales                6,335,748    4,215,670   11,987,158    8,093,975
                             ----------   ----------   ----------   ----------
 Gross profit                 1,268,958      801,193    2,369,835    1,538,270
                             ----------   ----------   ----------   ----------

 General and
   administrative expenses    1,146,399      611,046    2,001,116    1,388,803
 Amortization of customer
   base                          90,341            -       90,341            -
                             ----------   ----------   ----------   ----------
                              1,236,740      611,046    2,091,457    1,388,803
                             ----------   ----------   ----------   ----------
 Income from operations          32,218      190,147      278,378      149,467
                             ----------   ----------   ----------   ----------
 Other income (expense):
   Interest expense            (116,136)      (6,253)    (133,367)     (29,745)
   Interest income                   74           58          156          112
   Other income                     739      115,074       14,985      130,381
                             ----------   ----------   ----------   ----------
                               (115,323)     108,879     (118,226)     100,748
                             ----------   ----------   ----------   ----------
 Income (loss) before
 provision for income taxes     (83,105)     299,026      160,152      250,215

 Provision for income taxes     (21,363)     104,806       71,273      100,194
                             ----------   ----------   ----------   ----------
 Net income (loss)          $   (61,742) $   194,220  $    88,879  $   150,021
                             ==========   ==========   ==========   ==========

 Net income (loss) per share
   Basic                    $      0.00  $      0.01  $      0.00  $      0.01
                             ==========   ==========   ==========   ==========
   Diluted                  $      0.00  $      0.01  $      0.00  $      0.01
                             ==========   ==========   ==========   ==========
 Weighted average common
 shares outstanding
   Basic                     50,802,749   15,737,492   36,610,619   15,245,166
                             ==========   ==========  ===========   ==========
   Diluted                   50,802,749   15,737,492  119,503,945   15,245,166
                             ==========   ==========  ===========   ==========


                 The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                    Consolidated Statements of Cash Flows
                                (Unaudited)

 ============================================================================

                                                 Six Months Ended January 31,
                                                 ----------------------------
                                                      2005           2004
                                                  ------------   ------------
 Cash flows from operating activities:
 Net income                                      $      88,879  $     150,021
   Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                     484,070        402,324
     Deferred tax expense                               71,273        100,194
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (474,160)      (555,551)
       Other receivables                               (19,190)             -
       Inventory                                       162,125       (492,506)
       Income tax receivable                                 -         57,505
       Other assets                                    (13,910)         9,945
       Bank overdraft                                        -        127,898
       Accounts payable                                219,642         80,435
       Accrued expenses                                104,118       (147,764)
                                                  ------------   ------------
     Net cash provided by (used in)
       operating activities                            622,847       (267,499)
                                                  ------------   ------------
 Cash flows from investing activities:
   Cash acquired through merger                         78,762              -
   Merger costs                                       (209,805)             -
   Acquisition of property and equipment               (46,386)      (159,557)
                                                  ------------   ------------
     Net cash used in investing activities            (177,429)      (159,557)
                                                  ------------   ------------
 Cash flows from financing activities:
   Payments on notes payable                          (907,525)      (204,030)
   Net advances from related parties                    37,972        200,000
   Net borrowing on line of credit                     950,000        298,194
                                                  ------------   ------------
     Net cash provided by financing activities          80,447        294,164
                                                  ------------   ------------
 Increase (decrease) in cash                           525,865       (132,892)

 Cash, beginning of period                             218,000        195,319
                                                  ------------   ------------
 Cash, end of period                             $     743,865  $      62,427
                                                  ============   ============


                 The accompanying notes are an integral part of these consolidated financial statements.

                     Integrated Performance Systems, Inc.
              Notes to Interim Consolidated Financial Statements
                               January 31, 2005
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 UNAUDITED FINANCIAL INFORMATION

 The unaudited condensed consolidated financial statements have been prepared by Integrated Performance Systems, Inc. and its subsidiaries (the "Company" or "IPS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the six-month period ended January 31, 2005, are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

 These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 8-K/A dated November 24, 2004, filed on February 7, 2005.


 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

 Inventory
 ---------

 Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. At January 31, 2005, inventory consisted of $727,731 in raw materials, $849,194 in work in process, and $181,116 in finished goods, less a valuation allowance of $77,963.

 Revenue recognition
 -------------------

 The Company recognizes revenue as products are shipped.

 Stock based compensation
 ------------------------

 The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB Opinion No. 25. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at, or in excess of, the estimated fair value of the stock on the date of grant, as determined by the Board of Directors.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (FAS
 148), Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. Under the provisions of FAS 123, compensation expense is recognized based on the fair value of options on the grant date.

 The following tables illustrate the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

                                   For the Three Months  For the Six Months
                                    Ended January 31,     Ended January 31,
                                 --------------------------------------------
                                     2005       2004        2005       2004
                                 --------------------------------------------
 Net income (loss) as reported  $   (61,742)  $194,220   $  88,879   $150,021
 Less stock based compensation
 expense determined under fair
 value method                      (955,733)         -    (955,733)         -
                                 --------------------------------------------
 Net income (loss), pro forma   $(1,017,475)  $194,220   $(866,854)  $150,021
                                 ============================================

 Basic earnings per share -
   as reported                        $0.00      $0.01       $0.00      $0.01
                                 ============================================

 Basic earnings per share -
 pro forma                           $(0.02)     $0.01      $(0.02)     $0.01
                                 ============================================

 Earnings per share
 ------------------

 Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the Company's convertible preferred stock and notes payable.

 The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

                                   For the Three Months   For the Six Months
                                    Ended January 31,      Ended January 31,
                                 ---------------------------------------------
                                     2005       2004        2005        2004
                                 ---------------------------------------------
 Net income (loss)              $  (61,742) $  194,220  $   88,879  $  150,021
   Interest on convertible
    notes payable                        -           -      53,333           -
                                 ---------------------------------------------
 Net income (loss) diluted      $  (61,742) $  194,220  $  142,212  $  150,021
                                 =============================================

 Weighted average common
 shares outstanding - basic     50,802,749  15,737,492  36,610,619  15,245,166

   Convertible note payable              -           -     913,043           -
   Convertible notes payable
     to related party                    -           -  10,347,826           -
   Convertible preferred stock           -           -  71,632,457           -
                                ----------------------------------------------
 Weighted average common shares
 outstanding - diluted          50,802,749  15,737,492 119,503,945  15,245,166
                                ==============================================

 Basic (loss) income per share     $  0.00     $  0.01     $  0.00     $  0.01
                                 =============================================

 Diluted (loss) income per share   $  0.00     $  0.01     $  0.00     $  0.01
                                 =============================================


 The effect of conversion of the convertible notes payable and preferred stock has been excluded from diluted loss per share for the three months ended January 31, 2005 as their effect would be anti-dilutive.

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all of its outstanding convertible securities.

 Recent Accounting Pronouncements
 --------------------------------

 In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for small public entities in periods beginning after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123R.


 NOTE 3 - CONCENTRATIONS OF RISK

 At January 31, 2005, five customers accounted for approximately 52% of the total accounts receivable and for the three and six months ended January 31, 2005, these customers accounted for approximately 50% of net sales.


 NOTE 4 - MERGER WITH BEST CIRCUIT BOARDS, INC.

 On November 24, 2004, a wholly owned subsidiary of Integrated Performance Systems, Inc. merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("LSC"), resulting in LSC becoming a wholly owned subsidiary of IPS. The beneficial owner of LSC acquired controlling interest in the Company and the Company has therefore determined that the transaction should be accounted for as a reverse merger. The transaction will be treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC have become the historical financial statements of the Company.

 IPS is a printed circuit board and electronics component manufacturer located in Frisco, Texas; LSC is a fabrication services company located in Wylie, Texas, engaged in time sensitive, high technology prototypes, and is a manufacturer of complex electronic circuit boards. The Company's corporate headquarters have been moved to LSC's 101,000 square foot facility located in Wylie, Texas. See Note 12.

 The significant terms of the merger were as follows:

   * LSC Asset Acquisition Corp. (a wholly owned subsidiary of LSC) acquired all of the assets and some, but not all, of the liabilities of three IPS subsidiaries (North Texas PC Dynamics, Inc. ("NTPCD"), Performance Application Technologies, Inc. ("PAT"), and Performance Interconnect Corp. of North Texas, Inc. ("PI"). These three subsidiaries comprised substantially all of the business operations of IPS prior to merger.

   * Immediately subsequent to the asset sales above, the Company sold its 100% ownership interest in NTPCD, PAT, and PI to Integrated Performance Business Services Corp. ("IPBSC"), an entity controlled by D. Ronald Allen, former chief executive officer, controlling shareholder and director of the Company. These entities held liabilities having a book value of $748,653.

   * IPS issued $4.2 million in convertible promissory notes and 193,829 shares of IPS Series F Convertible Preferred Stock, subject to adjustment to represent 67.25% of the Company's outstanding common stock, to the beneficial owner of LSC in exchange for 100% of the outstanding shares of LSC.

   *  Associates Funding Group and CMLP  Group, Ltd., entities controlled  by
      D. Ronald Allen, agreed to contribute 8,634,000 shares of Company common stock to the Company.

   * D. Ronald Allen entered into a stock escrow and security agreement whereby 10,851,832 shares of IPS common stock beneficially owned by him were placed into escrow as security for (1) advances made by LSC to IPS prior to the closing of the merger, (2) the Company's and Mr. Allen's indemnification obligations under the merger agreement, and (3) the convertible promissory notes issued to the beneficial owner of LSC. The merger agreement provides that the shares used to satisfy those obligations be valued based on a future equity financing of the Company.

   *  Brad  Jacoby,  the  beneficial  owner  of  LSC,  became  the   majority
      shareholder, Chief Executive Officer, and sole director of the Company.

 Series F Convertible Preferred Stock
 ------------------------------------

 The terms of the merger agreement provide for the issuance of 193,829 shares of Series F Convertible Preferred Stock, subject to adjustment as discussed below, to the beneficial owner of LSC as part of the consideration for 100% of the outstanding common stock of LSC. The terms of the Series F Convertible Preferred Stock contain no mandatory redemption provisions. The liquidation value per share is equal to the value of LSC, divided by the number of outstanding shares of Series F Convertible Preferred Stock, payable prior to any distribution to the holders of the Company's common stock. Holders of the Series F Convertible Preferred Stock have the right to convert the preferred shares into common shares at the rate of one thousand shares of common stock for each share of Series F Convertible Preferred Stock outstanding. Holders of the Series F Convertible Preferred Stock are entitled to one thousand votes for each share of Series F Convertible Preferred Stock held. The merger agreement provides for adjustment to the number of Series F Convertible Preferred Stock issuable to the beneficial owner of LSC based upon a subsequent determination of the number of preferred shares necessary to provide the beneficial owner of LSC with the equivalent of 67.25% of the Company's outstanding common stock, after an equity financing contemplated by the merger agreement. As of the date of filing of this report, that equity financing has not occurred.

 Convertible Promissory Notes
 ----------------------------

 Other terms of the merger include the issuance of $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the merger consideration. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear 8% interest payable monthly, with the principal balance originally due February 28, 2005, subsequently renewed and extended to July 31, 2005. (See Note 8 below regarding subsequent renewal). A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. All of the Notes are secured by all assets of the Company and of LSC, by the outstanding stock of LSC and by the Company capital stock beneficially owned by
 D. Ronald Allen. The issuance of the Notes has been accounted for as a distribution of capital in the amount of $4.2 million.

 Employment Agreement
 --------------------

 Prior to consummating the merger, the Company entered into a consulting agreement with Mr. Jacoby to manage the Company. This arrangement was superseded by a three year employment agreement as CEO effective December 1, 2004.

 Stock Escrow and Security Agreement
 -----------------------------------

 In connection with the merger, D. Ronald Allen delivered 10,851,832 shares of common stock beneficially owned by him into escrow as security for (1) advances made by LSC to the Company prior to the closing of the merger, (2) the Company's and Mr. Allen's indemnification obligations under the merger agreement, and (3) the convertible promissory notes issued to the beneficial owner of LSC. The term of the stock escrow and security agreement expires on November 24, 2006. The former beneficial owner of LSC was also granted the right to vote these shares for the duration of the escrow agreement.

 Contribution of Common Shares
 -----------------------------

 In connection with the merger, entities controlled by D. Ronald Allen contributed 8,634,000 shares of common stock into the Company's treasury. The Company recorded the treasury shares at fair value in the amount of $949,740.

 Merger Accounting
 -----------------

 The acquisition was accounted for using the purchase method of accounting and LSC has been determined to be the accounting acquirer. Accordingly, a new basis was established for IPS's assets and liabilities based upon the fair values thereof. The preliminary purchase price was determined to be $10,487,993 based upon the fair value of IPS on the transaction measurement date ($10,278,188) plus acquisition costs totaling $209,805. The measurement date for the transaction was October 22, 2004, the date a substantially revised merger agreement was signed and announced. The fair value of IPS was determined based upon the quoted market price per share times the number of common shares outstanding on October 22, 2004.

 The preliminary purchase price allocation to the fair value of the IPS assets and liabilities is as follows:

 Cash                                             $     78,763
 Accounts receivable                                   705,736
 Inventory                                             425,143
 Property and equipment                                607,173
 Goodwill                                            8,764,536
 Customer base                                       4,336,391
 Other assets                                           32,911
                                                   -----------
      Total assets acquired                         14,950,653

 Accounts payable and accrued expenses               1,546,897
 Deferred income taxes                               1,597,618
 Notes payable                                       1,318,145
                                                   -----------
      Total liabilities assumed                      4,462,660
                                                   -----------
                                                  $ 10,487,993
                                                   ===========

 Customer base was recorded as a result of the acquisition and will be amortized over a period of eight years. The fair value of customer base was determined using estimated discounted future cash flows. Estimated future amortization expense for the years ended July 31, is as follows:

                     2005           $    361,366 *
                     2006                542,049
                     2007                542,049
                     2008                542,049
                     2009                542,049
                     Thereafter        1,806,829
                                     -----------
                     Total          $  4,336,391
                                     ===========

      * Includes the $90,341 expense recorded for the six months ended January 31, 2005

 Pro Forma Results of Operations
 -------------------------------

 The following unaudited pro forma consolidated results of operations have been prepared as if the Best Circuit Boards, Inc. merger discussed above had occurred on August 1, 2003:

                         For the Three Months         For the Six Months
                           Ended January 31,           Ended January 31,
                          2005          2004          2005          2004
                       ----------------------------------------------------
 Revenues
   As reported        $ 7,604,706   $ 5,016,683   $14,356,993   $ 9,632,245

   Pro forma          $ 8,111,149   $ 6,228,076   $16,432,911   $12,173,701

 Net Income
   As reported        $   (61,742)  $   194,220   $    88,879   $   150,021

   Pro forma          $  (687,996)  $(1,117,806)  $(1,158,322)  $(2,997,601)

 Earnings (loss)
 per share -   Basic
   As reported              $0.00         $0.01         $0.00         $0.01

   Pro forma               $(0.01)       $(0.02)       $(0.02)       $(0.06)


 NOTE 5 - INCOME TAXES

 The income tax provision for the three and six month periods ended January 31, 2005 consists of the following:

                                                       Three         Six
                                                       Months       Months
                                                      --------     --------
 Deferred expense (benefit)                          $ (21,363)   $  71,273
                                                      ========     ========

 Significant temporary differences used in the computation of deferred tax assets and liabilities at January 31, 2005 are as follows:

 Deferred tax assets, current
 Allowance for bad debts                           $    83,950
 Accrued vacation                                       88,087
 Other                                                  33,911
                                                    ----------
                                                   $   205,948
                                                    ==========

 Deferred tax assets (liabilities), non-current
 Depreciation of property and equipment            $  (252,446)
 Other                                                  67,566
 Net operating loss carry forwards                   6,551,271
 Valuation allowance                                (6,551,271)
 Customer base                                      (1,564,334)
                                                    ----------
                                                   $(1,749,214)
                                                    ==========

 At January 31, 2005, the Company  had tax net operating loss carry  forwards
 (NOLs) of approximately $17,782,000 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of IPS. Due to the uncertainty as to whether these NOLs will ever be utilized, a 100% valuation allowance has been recorded related to these assets.

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of January 31, 2005.


 NOTE 6 - LINE OF CREDIT

 Effective August 26, 2003, the Company entered into a $2 million line of credit agreement ("LOC") with a bank, which was due on demand, bore interest at the bank's prime rate plus 1% (6.25% at January 31, 2005) and matured October 15, 2004. As of March 17, 2005, the LOC has been renewed and extended until October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by the Company's majority stockholder, chief executive officer and sole director. At January 31, 2005, $1,860,000 was outstanding under this LOC.

 NOTE 7 - NOTES PAYABLE

   Long-term debt consists of the following at January 31, 2005:

   Note payable to bank, payable in monthly
   installments of $17,450 including interest
   at 5.75%, matures August 29, 2005, collateralized
   by equipment                                                   $ 119,833

   Note payable to financial institution payable in
   monthly installments of $657 at 0% interest, maturing
   June 30, 2008, collateralized by a vehicle                        26,932

   Note payable to individual A, accruing interest at
   24%, unsecured, in default as of June 20, 2004                   117,858

   Note payable to individual B, accruing interest at
   24%, unsecured, in default as of August 4, 2004                   50,000

   Convertible note payable to individual C, accruing interest
   at 12%, unsecured, in default as of September 27, 2004            15,000

   Note payable to individual D, accruing interest at
   24%, unsecured, in default as of April 15, 2005                   45,000

   Note payable to Company E, accruing interest at
   8%, unsecured, maturing December 31, 2005                         73,035

   Convertible note payable to Company F, accruing interest
   at 8%, unsecured, in default as of November 22, 2004
   (see below)                                                      277,909
                                                                   --------
                                                                    725,567
          Less current maturities of long-term debt                 706,517
                                                                   --------
          Total long-term debt, less current maturities           $  19,050
                                                                   ========

 The convertible note payable to Company F is in default as of November 22, 2004. The original face value of the note was $250,000. On November 22, 2004, under provisions provided in the agreement, the noteholders demanded payment in the amount of 125% of the outstanding principal balance of $222,327, bringing the demand amount to $277,909, plus accrued interest through October 31, 2004 of $15,222.

 Under the terms of the agreement, the per diem interest after October 31, 2004, is $49.41 plus an additional $5,000 monthly penalty for the first 90 days, increasing to $10,000 per month thereafter. Additionally, 10,000 shares of common stock are to be issued to the noteholder per the default provisions. At January 31, 2005, the Company has accrued unpaid interest and penalties in the amount of $19,545 related to this debt and has not issued the demanded shares of common stock.

 The terms of this note allow for the conversion of the debt, up to the full principal amount, into common shares at the option of the holder. The number of common shares into which this debt may be converted is equal to the dollar amount of the principal being converted multiplied by eleven, minus the product of the conversion price multiplied by six and two-thirds times the dollar amount of the principal being converted, and the entire foregoing result divided by the conversion price. The conversion price is equal to the lesser of $1.50 or eighty percent of the average of the 5 lowest volume weighted average prices during the twenty trading days prior to the holder's election to convert.

 If the holder elects to convert the debt, the Company will have the right to prepay the portion of the debt that the holder elected to convert, plus any accrued and unpaid interest, at 115% of such amount. In that event, the holder has the right to withdraw its conversion notice.

 Management expects to settle this note in cash and a reduced number of shares of common stock. The dilutive effects of the conversion right have been considered in the computation of diluted earnings per share, above, based upon management's estimate of the number of common shares that will be issued upon final conversion.


 NOTE 8 - NOTES PAYABLE TO RELATED PARTY

 On November 24, 2004, the Company issued $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the consideration in the merger. As a result of the merger, Mr. Jacoby became the majority shareholder, chief executive officer and sole director of the Company. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear interest at 8% payable monthly, with the principal balance originally due February 28, 2005. A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. The Notes are secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Company capital stock owned by D. Ronald Allen. As of April 20, 2005, the $3.2 million notes have been extended to July 31, 2005. Interest expense related to these notes totaled $53,333 for the three and six months ended January 31, 2005.

 The Company is in the process of negotiating the extension or conversion of $3.2 million of the Notes. No assurance can be given that the Company will be successful in negotiating this extension or conversion or that such extension or conversion would be on terms favorable to the Company. In the event that the Company is unsuccessful in extending the $3.2 million of notes or converting the notes into shares of common stock, Mr. Jacoby could demand payment of the notes and exercise his security interests in substantially all of our assets. The exercise of these security interests would leave insufficient assets to continue our operations. These events would have a material adverse effect on our business, financial condition and results of operations.


 NOTE 9 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 The Company leases two of its three operating facilities from JACCO Investments, an entity owned by the Company's majority shareholder and CEO.

 The Company has guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. At January 31, 2005, amounts owed by JACCO Investments under mortgage note arrangements guaranteed by the Company totaled $5,606,890. In the event that JACCO Investments defaults on any of these respective loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made.

 See Note 6 - Line of Credit above.


 NOTE 10 - STOCK BASED COMPENSATION

 The Company has entered into verbal and written agreements to pay common stock in lieu of cash for professional services. For the three and six months ended January 31, 2005, the Company has recorded professional fees in the amount of $30,000 related to these agreements. On March 22, 2005, 700,000 shares of common stock were issued under these arrangements.


 NOTE 11 - STOCK OPTIONS AND WARRANTS

 On November 30, 2004, the Company's Chief Executive Officer, sole director and controlling shareholder issued to certain employees of the Company options to purchase 40,000,000 shares of common stock issuable to him upon the conversion of shares of his Series F Preferred Stock. The options have an exercise price of $.15 per share, vest immediately, and expire November 30, 2014. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options will be accounted for as deemed grants from the Company. Since the options had no intrinsic value on the date of grant, no compensation expense has been recorded.

 As of January 31, 2005, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $.75 per share and expire November 5, 2009.

 As of January 31, 2005, there were 1,708,333 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire October 24, 2006 and February 8, 2011.


 NOTE 12 - CONTINGENCIES

 Sale of Subsidiaries
 --------------------

 In connection with the merger with Best Circuit Boards, Inc. (see Note 4), on November 24, 2004, the Company sold its 100% ownership interest in three of its subsidiaries (North Texas PC Dynamics, Inc. ("NTPCD"), Performance Application Technologies, Inc. ("PAT"), and Performance Interconnect Corp. of North Texas, Inc. ("PI") to Integrated Performance Business Services Corp., an entity controlled by D. Ronald Allen, former chief executive officer, controlling shareholder and director of the Company. On the date of sale, these entities held liabilities having a book value of $748,653.

 On April  23,  2004,  the  Company  sold  its  100%  ownership  interest  in subsidiaries Cadsouth Inc. ("CAD"), PC Dynamics Corporation ("PCD"), PC Dynamics of Texas, Inc. ("PCDT"), and Integrated Performance Business Services Corp. ("IPBSC"), including its wholly owned subsidiary, Power Development, Inc. At the time of the sale these subsidiaries owned no assets and maintained liabilities with an aggregate carrying value of approximately $1,477,000. In exchange for the sale, IPS issued to the buyer 678,000 shares of common stock of IPS.

 The debts of NTPCD, PAT, PI, CAD, PCD, PCDT, and IPBSC represent contingent liabilities of the Company. Future enforcement of these debts against the Company could have a material adverse impact on the cash flow and liquidity of the Company.

 Lease Agreement
 ---------------

 The Company leases a 60,000 sq. ft. manufacturing facility in Frisco, Texas from C-Gate Construction Company ("C-Gate"), an affiliate of D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company. Prior to the merger, Mr. Allen executed a lease modification document which, according to its terms, reduced monthly rents from $35,000 to $17,000 and reduced the 20-year lease term to a month-to-month tenancy. The enforceability of the lease modification is currently being disputed by C-Gate's lender in litigation pending in C-Gate's Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Eastern District of Texas, Sherman Division. The issues in that litigation include whether (a) C-Gate received approval for the modification from its lender in accordance with the terms of the mortgage on the property, (b) C-Gate had the authority to execute a lease modification without the prior approval of the bankruptcy court, and (c) an attornment agreement that was apparently previously executed by the Company in favor of the lender, would prevent the Company from effecting a modification of the lease without the lender's specific consent. In the pending litigation, the Company has asserted certain claims against D. Ronald Allen and C-Gate's principal to recover damages against them should the lease modification document not be enforceable. The litigation is currently in the preliminary stages and the ultimate outcome of the claims by and against the Company is uncertain. Also, the Company is currently in arrears in its rent payments under the lease and the lender has indicated that it may take action to accelerate future rent payments under the lease, subject to certain offsets. An unfavorable decision regarding the effectiveness of lease modification document or action by the lender to accelerate future rent payments would have a material adverse effect on the Company. The Company is currently working to obtain an amicable resolution but no assurance of such can be provided.


 NOTE 13 - SUBSEQUENT EVENT

 In March 2005, the Company entered into a $1.2 million operating lease line to provide financing for the acquisition of manufacturing equipment. As of April 27, 2005, the Company has used $700,000 of this line.


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION

                           Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans and projections, including statements concerning expected income and expenses and the adequacy of our sources of cash to finance current and future operations, which may or may not materialize and which are subject to various risks and uncertainties. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; the effects of the contingencies described herein; the availability of capital; and the risks described from time to time in our other filings with the Securities and Exchange Commission ("SEC"). When used in this report, the words
 "may," "will," "plans," "believes," "expects," "projects," "targets," "anticipates," "estimates," "continue," "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                 Overview

      On November 24, 2004, a wholly owned subsidiary of Integrated Performance Systems, Inc. merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("LSC"), resulting in LSC becoming a wholly owned subsidiary of the Company. The beneficial owner of LSC acquired controlling interest in the Company and the Company has therefore determined that the transaction should be accounted for as a reverse merger. The transaction will be treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC have become the historical financial statements of the Company.

 The significant terms of the merger were as follows:

   * LSC Asset Acquisition Corp. (a wholly owned subsidiary of LSC) acquired all of the assets and some, but not all, of the liabilities of three IPS subsidiaries (North Texas PC Dynamics, Inc. ("NTPCD"), Performance Application Technologies, Inc. ("PAT"), and Performance Interconnect Corp. of North Texas, Inc. ("PI"). These three subsidiaries comprised substantially all of the business operations of IPS prior to the merger.

   * Immediately subsequent to the asset sales above, the Company sold its 100% ownership interest in NTPCD, PAT, and PI to Integrated Performance Business Services Corp. ("IPBSC"), an entity controlled by D. Ronald Allen, former chief executive officer, controlling shareholder and director of the Company. These entities held liabilities having a book value of $748,653.

   * IPS issued $4.2 million in convertible promissory notes and 193,829 shares of IPS Series F Convertible Preferred Stock, subject to adjustment to represent 67.25% of the Company's outstanding common stock, to the beneficial owner of LSC in exchange for 100% of the outstanding shares of LSC.

   *  Associates Funding Group and CMLP  Group, Ltd., entities controlled  by
      D. Ronald Allen, agreed to contribute 8,634,000 shares of Company common stock to the Company.

   * D. Ronald Allen entered into a stock escrow and security agreement whereby 10,851,832 shares of IPS common stock beneficially owned by him were placed into escrow as security for (1) advances made by LSC to IPS prior to the closing of the merger, (2) the Company's and Mr. Allen's indemnification obligations under the merger agreement, and
      (3) the convertible promissory notes issued to the beneficial owner of LSC. The merger agreement provides that the shares used to satisfy those obligations be valued based on a future equity financing of the Company.

   *  Brad  Jacoby,  the  beneficial  owner  of  LSC,  became  the   majority
      shareholder, Chief Executive Officer, and sole director of the Company.

      Integrated Performance Systems, Inc. (the "Company") is a contract manufacturer of high quality, high performance circuit boards located in Wylie, Texas, just east of Dallas. The Company's products are used in computers, communication equipment, the aerospace industry, defense electronics and other applications requiring reliable, high performance electrical capability.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months periods ended January 31, 2005 and 2004. It should be read in conjunction with the financial information for the twelve month period ended July 31, 2004, appearing in the Form 8-K/A dated November 24, 2004, filed on February 7, 2005.

                            Results of Operations

      Revenues. Net revenues increased to $7,605,000 for the three months ended January 31, 2005 from $5,017,000 for the same period in 2004, a net increase of $2,588,000 or 52%. Net revenues increased to $14,357,000 for the six months ended January 31, 2005 from $9,632,000 for the same period in 2004, a net increase of 4,725,000 or 49%. The increases are attributable to a continued strengthening of demand for our products driven by our existing original equipment manufacturer ("OEM") customers, several new customers and the addition of approximately $500,000 from the acquired business in December and January.

      Gross Profit. Gross profit for the three months ended January 31, 2005 was$1,269,000, versus a gross profit of $801,000 in the same period in 2004. Gross profit for the six months ended January 31, 2005 was approximately $2,370,000, versus a gross profit of $1,538,000 for the same period in 2004. The increases are attributable to the increase in sales resulting in fixed costs being spread over a larger number of units being produced and higher demand for premium services, predominately quick turn orders, resulting in higher gross margins of 17% and 16%, respectively, for the three and six months ended January 31, 2005.

      Selling, general  and administrative  expenses.   Selling, general  and
 administrative expenses consist primarily of the direct charges for advertising, sales promotion, and marketing, as well as the cost of executive, administrative and accounting personnel and professional fees. Selling, general and administrative expense increased to $1,146,000 for the three months ended January 31, 2005 from $611,000 in 2004, a net increase of $626,000 or 102%. Selling, general and administrative expense increased to $2,001,000 for the six months ended January 31, 2005 from $1,389,000 in 2004, a net increase of $702,000 or 51%. The increases were primarily attributable to increased employee benefits and additional accounting, legal and other professional fees relating to the ongoing integration of the merged entities.

                       Liquidity and Capital Resources

      We have generally financed our business from cash generated by operations, borrowings and in some periods our majority shareholder has loaned the Company operating capital at prevailing market rates of interest or has guaranteed our indebtedness.

      Cash flows from operations. Net cash provided by operations during the six months ended January 31, 2005 was approximately $623,000, compared to $267,000 being used in operations during the same period in 2004. This change in our cash flows from operations relates to the profitability of the Company for the period combined with an increase in accounts payable.

      Cash used for investing activities. Cash used for investing activities during the six months ended January 31, 2005 was approximately $177,000, consisting of cash acquired from the merger of $79,000, merger related costs of $210,000 and investments in property and equipment of $46,000. Cash used for investing activities during the same period ending January 31, 2004 was approximately $160,000. The increase is attributable to cash used in the merger, offset by cash acquired in the merger and a reduction in the purchase of property and equipment.

      Cash flows from financing activities. Net cash provided by financing activities during the six months ended January 31, 2005 was $80,000, consisting primarily of proceeds of $950,000 from our line of credit and payments of $908,000 on notes payable. Net cash provided by financing activities during the six months ended January 31, 2004 was $294,000, consisting primarily of proceeds of $298,000 from our line of credit, advances of $200,000 from related parties, and payments of $204,000 on long term debt.

      Indebtedness and guarantees. We have a $2 million line of credit described in Note 6 of our financial statements set forth in Part I, Item 1 above. We have other long-term indebtedness in the amount of approximately $725,000, some of which was originally incurred by the acquired company, as described in Note 7 to our financial statements. Approximately $706,000 is accounted for as current maturities of long-term debt, which includes certain amounts in default. We are currently attempting to negotiate resolution of the indebtedness that is in default, however, no assurance can be given that any such resolution can be reached. We have issued $4.2 million in convertible promissory notes to a related party, as described in
 Note 8 to our financial statements. The maturity of these notes has been extended to July 31, 2005. We have guaranteed certain indebtedness of related parties, as described in Note 9 to our financial statements.

      Contingent Liabilities.    We  are subject  to  significant  contingent
 liabilities, as described in Note 12 to our financial statements set forth in Part I, Item 1 above.

      We are subject to current liabilities substantially in excess of our current assets and are subject to significant contingent liabilities. We are in the process of negotiating the extension or conversion of $3.2 million of current notes payable to our majority shareholder and are in the process of restructuring our notes payable with other lenders. We are in discussions with our bank to use our manufacturing equipment as collateral for a midterm loan, the proceeds of which would be used to pay down our line of credit and to provide working capital. We can provide no assurance that we will be successful in restructuring, converting or extending our indebtedness, or that any such transaction would be on terms favorable to the Company. In the event that we are unsuccessful in extending the $3.2 million notes payable to our majority shareholder or converting the notes into shares of common stock, such shareholder could demand payment of the notes and exercise his security interests in substantially all of our assets. The exercise of these security interests would leave insufficient assets to continue our operations. These events would have a material adverse effect on our business, financial condition and results of operations.


 ITEM 3.   CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, and based on the fact that this report will be filed past our extension date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management expects to address and improve upon the weaknesses in our disclosure controls and procedures in the near future.

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-KSB for the twelve month period ending July 31, 2006. We expect to begin the process in the near future of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. Although we have not yet begun the formal evaluation process, we have informally identified certain areas, such as project job cost accounting, in which we expect to see improvement in our internal controls as a result of the process.

      Changes in internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there have been changes in our internal control over financial reporting during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As a result of the merger with LSC, the internal controls of LSC have become the internal controls of the Company, including without limitation the personnel, policies, systems and administrative and accounting functions of LSC. Management has not had an opportunity to conduct a detailed comparison of these changes.


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

      The Company leases a 60,000 sq.ft. manufacturing facility in Frisco, Texas from C-Gate Construction Company ("C-Gate"), an affiliate of D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company. Prior to the merger, Mr. Allen executed a lease modification document which, according to its terms, reduced monthly rents from $35,000 to $17,000 and reduced the 20-year lease term to a month-to-month tenancy. The enforceability of the lease modification is currently being disputed by C-Gate's lender, Legacy Bank of Texas, in litigation pending in C-Gate's Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Eastern District of Texas, Sherman Division initiated by Legacy Bank of Texas on March 4, 2005. The issues in that litigation include whether (a) C-Gate received approval for the modification from its lender, enforceability of the lease modification is currently being disputed by C-Gate's lender, Legacy Bank of Texas, in accordance with the terms of the mortgage on the property, (b) C-Gate had the authority to execute a lease modification without the prior approval of the bankruptcy court, and
 (c) an attornment agreement that was apparently previously executed by the Company in favor of the lender would prevent the Company from effecting a modification of the lease without the lender's specific consent. In the pending litigation, the Company has asserted certain claims against D. Ronald Allen and C-Gate's principal to recover damages against them should the lease modification document not be enforceable. The litigation is currently in the preliminary stages and the ultimate outcome of the claims by and against the Company is uncertain. Also, the Company is currently in arrears in its rent payments under the lease and Legacy Bank of Texas has indicated that it may take action to accelerate future rent payments under the lease, subject to certain offsets. An unfavorable decision regarding the effectiveness of lease modification document or action by Legacy Bank of Texas to accelerate future rent payments would have a material adverse impact on the Company. The Company is currently working to obtain an amicable resolution but no assurance of such can be provided.


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the period covered by this report that were not registered under the Securities Act of 1933 consisted of the following:

      In November 2004 we issued to offshore investors 65,500 shares of our par value $.01 common stock ("Common Stock"), pursuant to Regulation S under the Securities Act of 1933, for gross proceeds of approximately $29,750 of which we received approximately $10,710 and brokers in the United States and overseas received approximately $19,040 as commissions on the sales. These issuances were made in connection with a Stock Escrow Agreement dated as of October 23, 2003 between the Company, Morgan Watts & Associates, Ltd., and Scott Mayer, concerning private placements of the Company's Common Stock pursuant to Regulation S.

      In November 2004 we issued to related and unrelated parties, at an average of approximately $.30 per share, an aggregate of 1,617,000 shares of Common Stock in consideration of forgiveness of aggregate debt and other financial obligations of the Company of approximately $484,000, as follows: we issued 68,000 shares to an unrelated trust entity in satisfaction of $15,000 principal and accrued interest due on a convertible debenture; we issued 334,000 shares to an unrelated legal advisor in partial payment for services rendered to the Company valued at $100,000; we issued 367,000 shares in satisfaction of $100,000 principal and accrued interest due on a debt obligation to a limited partnership related party in which D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company, served as President of the General Partner and a 25% limited partner; and we issued 848,000 shares to the same limited partnership in return for the assumption by the limited partnership and promise to pay on behalf of the Company an outstanding debt obligation of $200,000 in principal and accrued interest to a unrelated individual. These issuances were made pursuant to the exemption from registration provided by
 Section 4(2) of the Securities Act of 1933, in that they did not involve a public offering.

      In November 2004 we issued to an unrelated investor 225 shares of Common Stock to correct a discrepancy in the number of shares issued to this investor in connection with a reverse merger transaction of the Company in 1999. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that it did not involve a public offering.

      In November 2004, as a result of conversions of preferred stock of the Company by the holders of the preferred stock, we issued to related and unrelated parties an aggregate of 27,164,000 shares of Common Stock, as follows: we issued to unrelated individuals and various unrelated entities an aggregate of 8,164,000 shares of Common Stock; and we issued an aggregate of 19,000,000 shares to various related entities of which D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company, is an officer and beneficial owner. These issuances were made pursuant to the exemptions from registration provided by Sections 4(2) and 3(a)(9) of the Securities Act of 1933, in that they did not involve a public offering and the securities were exchanged by the Company with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

      In November 2004, as a result of conversions of preferred stock of the Company by the holders of the preferred stock, we issued an aggregate of 1,180,000 shares of Common Stock to unrelated parties consisting of individuals and various entities, and we issued 162,000 shares of Common Stock to a related party company in which D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company, was an officer and a 5% beneficial owner. These issuances were made pursuant to the exemptions from registration provided by Sections 4(2) and 3(a)(9) of the Securities Act of 1933, in that they did not involve a public offering and the securities were exchanged by the issuer with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

      In November 2004 we issued to 41 employees of the Company an aggregate of 118,546 shares of Common Stock to fulfill a promise made by the Company to issue these shares to the employees if they would remain with the Company through the merger with LSC. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that they did not involve a public offering.

      In November 2004 we issued to a consultant 5,000,000 shares of Common Stock as a finder's fee and for services rendered in connection with the merger transaction with LSC. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that it did not involve a public offering.

      In November 2004 we issued to an employee of the Company 1,000,000 shares of Common Stock in connection with a severance package. This issuance was made pursuant to the exemption from registration provided by
 Section 4(2) of the Securities Act of 1933, in that it did not involve a public offering.

      In March 2005 we issued to consultants 700,000 shares of Common Stock in connection with services rendered. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that they did not involve a public offering.

      In connection  with the  merger with  LSC, in  November 2004,  entities controlled by D. Ronald Allen, our former chief executive officer, controlling shareholder and director, contributed 8,634,000 shares of common stock back into the Company's treasury. The Company recorded the treasury shares at fair value in the amount of $949,740.


 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      For information concerning defaults on our indebtedness, see Note 7 to our financial statements set forth in Part I, Item 1 above and Management's Discussion and Analysis or Plan of Operation in Part I, Item 2 above, which are incorporated herein by reference.


 ITEM 5.   OTHER INFORMATION

      We are currently in arrears in rent payments under the lease for our Frisco, Texas manufacturing facility. The landlord has indicated that it may take action to accelerate future rent payments under the lease, subject to certain offsets. See Note 12 - Contingencies - Lease Agreement to our financial statements set forth in Part I, Item 1 above, which is incorporated herein by reference.

      Our common stock is listed on the over the counter bulletin board ("OTCBB"). On April 21, 2005, the OTCBB notified us that our common stock will no longer be eligible for listing on the OTCBB if we fail to file this Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2005 on or before April 27, 2005. We anticipate that this report will be filed on or before that date.

      During the  period covered  by this  report, we  issued certain  equity
 securities that were not registered under  the Securities Act of 1933.   See
 Part II, Item 2 above, which is incorporated herein by reference.


 ITEM 6.   EXHIBITS

      Reference is made to the Exhibit Index of this Form 10-QSB for a list of all exhibits filed with and incorporated by reference in this report.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTEGRATED PERFORMANCE SYSTEMS, INC.
                          (Registrant)

 Date: April 27, 2005     By:  /s/  BRAD J. PETERS
                          -------------------------------------------
                          Brad J. Peters
                          Vice President and Chief Financial Officer
                          (On behalf of the registrant and as
                          principal financial and accounting officer)

                                EXHIBIT INDEX

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 2.1 Agreement and Plan of Merger between the Company and Best Circuit Boards, Inc. dated October 22, 2004 (filed as Exhibit "2.1" to the Company's Current Report on Form 8-K filed on October 28, 2004 and incorporated herein by reference.)

 2.2 First Addendum to the Agreement and Plan of Merger between the Company and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit "2.2" to the Company's Current Report on Form 8-K filed on December 1, 2004 and incorporated herein by reference.)

 2.3 ** Closing Document between the Company and Best Circuit Boards, Inc. dated November 24, 2004.

 2.4 ** Asset Purchase Agreement between Performance Interconnect Corp. of North Texas, Inc. and LSC Asset Acquisition Corp. dated October 22, 2004.

 2.5 ** Asset Purchase Agreement between Performance Application Technologies Inc. and LSC Asset Acquisition Corp. dated October 22, 2004.

 2.6 ** Asset Purchase Agreement between North Texas PC Dynamics Inc. and LSC Asset Acquisition Corp. dated October 22, 2004.

 2.7 ** Stock Purchase Agreement between the Company and Integrated Performance Business Services Corp. dated November 24, 2004.

 4.1 Series F Preferred Stock terms and conditions (filed as Exhibit "4.1" to the Company's Current Report on Form 8-K/A filed on February 7, 2005 and incorporated herein by reference.)

 4.2 ** Secured Convertible Promissory Note One for $1 million dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby.

 4.3 ** Secured Convertible Promissory Note Two for $200,000 dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby.

 4.4 ** First Addendum to Secured Convertible Promissory Note Two for $200,000 dated April 20, 2005 between the Company and Brad Jacoby.

 4.5 ** Secured Convertible Promissory Note Three for $3 million dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby.

 4.6 ** First Addendum to Secured Convertible Promissory Note Three for $3 million dated April 20, 2005 between the Company and Brad Jacoby.

 10.1 Agreement for Management Consulting Services between the Company and Brad Jacoby dated July 23, 2004 (filed as Exhibit "10.1" to the Company's Quarterly Report on Form 10-QSB filed on October 20, 2004 and incorporated herein by reference.)

 10.2 Stock Escrow and Security Agreement between Ron Allen, the Company and Brad Jacoby dated September 16, 2004 (filed as Exhibit "10.2" to the Company's Quarterly Report on Form 10-QSB filed on October 20, 2004 and incorporated herein by reference.)

 10.3 ** Addendum to Stock Escrow and Security Agreement between Ron Allen, the Company and Brad Jacoby dated November 24, 2004.

 10.4 ** "Giveback" Agreement between Associates Funding Group, CMLP Group Ltd. and Best Circuit Boards, Inc. dated November 24, 2004.

 10.5 **   Employment Contract with Mr. Brad Jacoby dated November 30, 2004.

 10.6 **   Employment Contract with Mr. Brad Peters dated November 30, 2004.

 10.7 **   Employment Contract with Mr. Brent Nolan dated November 30, 2004.

 10.8 **   Employment Contract with Mr. James B. Nolan dated November 30,
           2004.

 10.9 ** Form of Stock Option Agreement between Mr. Jacoby and third parties relating to options to purchase shares of Common Stock held by Mr. Jacoby.

 10.10 **  Employment Contract with Mr. Brett Whitman dated November 30,
           2004.

 10.11 ** Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note One in the amount of $1 million.

 10.12 ** Security Agreement #2 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note One in the amount of $1 million.

 10.13 ** Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Two in the amount of $200,000.

 10.14 ** Security Agreement #2 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Two in the amount of $200,000.

 10.15 ** Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Three in the amount of $3 million.

 10.16 ** Security Agreement #2 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Three in the amount of $3 million.

 10.17 **  Compass Bank Letter Loan Agreement dated March 21, 2005

 31.1 ** Certification of Brad Jacoby, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

 31.2 ** Certification of Brad J. Peters, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

 32.1 ** Certifications of Brad Jacoby, President and Principal Executive Officer, and Brad J. Peters, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
 _______________________
 **        Filed herewith.