Form 10QSB
period 2005-04-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2005-06-13
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2005

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


      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      At June 2, 2005 there were 61,003,230 shares of the issuer's common shares outstanding.

 Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                GENERAL INDEX
                                                                     Page
                                                                    Number
----------------------------------------------------------------------------


                                 PART I -
                           FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................    18

 ITEM 3.   CONTROLS AND PROCEDURES...............................    21


                    PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................    22

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS ......................................    22

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................    23

 ITEM 5.   OTHER INFORMATION.....................................    23

 ITEM 6.   EXHIBITS..............................................    23

 SIGNATURES......................................................    24

 EXHIBIT INDEX...................................................    25

                     PART 1 - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                          Consolidated Balance Sheet
                                 (Unaudited)

 ============================================================================

                                                     April 30,
                                                        2005
                                                    ------------
 ASSETS
 Current assets:
   Cash                                            $   1,193,456
   Trade accounts receivable, net                      4,417,962
   Other receivables                                       9,467
   Inventory                                           1,921,376
   Deferred income tax asset                             124,138
   Income tax receivable                                 551,090
                                                    ------------
         Total current assets                          8,217,489
                                                    ------------

 Property and equipment, net                           2,071,996
                                                    ------------
 Other assets:
   Goodwill                                            8,590,656
   Customer Base, net of accumulated
     amortization of $225,854                          4,110,537
   Other                                                 135,007
                                                    ------------
                                                      12,836,200
                                                    ------------
         Total assets                              $  23,125,685
                                                    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                $   2,837,234
   Accrued expenses (including $133,333
     interest to related party)                        1,696,375
   Line of credit                                      1,855,560
   Notes payable, current portion                        730,691
   Notes payable to related party                      3,200,000
                                                    ------------
         Total current liabilities                    10,319,860
                                                    ------------
 Noncurrent liabilities:
   Notes payable, net of current maturities               17,079
   Notes payable to related party                      1,000,000
   Deferred income tax liability                       1,732,864
                                                    ------------
      Total long-term liabilities                      2,749,943
                                                    ------------
 Stockholders' equity:
 Preferred stock; par value $0.01; 10,000,000
   shares authorized
   Series F Convertible; $1,000 per share
     redemption, 300,000 shares authorized,
     193,829 shares issued and outstanding                 1,938
 Common stock; par value $0.01; 100,000,000 shares
   authorized, 58,603,230 shares issued
   and outstanding                                       586,032
 Additional paid-in capital                            5,811,699
 Retained Earnings                                     3,656,213
                                                    ------------
     Total stockholders' equity                       10,055,882
                                                    ------------

     Total liabilities and stockholders' equity    $  23,125,685
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

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                    Consolidated Statements of Operations
                                 (Unaudited)

 =============================================================================

                               Three        Three        Nine         Nine
                           Months Ended Months Ended Months Ended Months Ended
                             April 30,    April 30,    April 30,    April 30,
                               2005         2004         2005          2004
                            -----------  -----------  -----------  -----------

 Net sales                  $ 8,615,430  $ 6,660,727  $22,972,423  $16,292,972

 Cost of sales                6,830,199    5,597,009   18,817,357   13,690,984
                             ----------   ----------   ----------   ----------
 Gross profit                 1,785,231    1,063,718    4,155,066    2,601,988
                             ----------   ----------   ----------   ----------

 Selling, general and
   administrative expenses    1,379,771      614,017    3,380,887    2,002,820
 Amortization of customer
   base                         135,512            -      225,854            -
                             ----------   ----------   ----------   ----------
                              1,515,283      614,017    3,606,741    2,002,820
                             ----------   ----------   ----------   ----------
 Income from operations         269,948      449,701      548,325      599,168
                             ----------   ----------   ----------   ----------
 Other income (expense):
   Interest expense             (62,978)     (17,946)    (143,012)     (47,691)
   Interest expense
     related party              (80,000)           -     (133,333)           -
   Interest income                   70            7          226          119
   Other income                   6,700        5,925       21,685      136,306
                             ----------   ----------   ----------   ----------
                               (136,208)     (12,014)    (254,434)      88,734
                             ----------   ----------   ----------   ----------
 Income before provision
   for income taxes             133,740      437,687      293,891      687,902

 Provision for income taxes      39,293      161,932      110,566      262,126
                             ----------   ----------   ----------   ----------
 Net income                 $    94,447  $   275,755  $   183,325  $   425,776
                             ==========   ==========   ==========   ==========
 Net income per share
   Basic                    $      0.00  $      0.02  $      0.00  $      0.03
                             ==========   ==========   ==========   ==========
   Diluted                  $      0.00  $      0.02  $      0.00  $      0.03
                             ==========   ==========   ==========   ==========
 Weighted average common
 shares outstanding
   Basic                     58,209,972   16,678,515   43,652,166   15,727,469
                            ===========   ==========  ===========   ==========
   Diluted                  282,438,972   16,678,515  172,621,957   15,727,469
                            ===========   ==========  ===========   ==========


                 The accompanying notes are an integral part of these consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.

                    Consolidated Statements of Cash Flows
                                (Unaudited)

 ============================================================================

                                                  Nine Months Ended April 30,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
 Cash flows from operating activities:
 Net income                                      $     183,325  $     425,776
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                     808,663        607,344
     Stock based compensation                           89,000              -
     Deferred tax expense                               58,613        262,126
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (641,351)    (1,051,531)
       Other receivables                                (7,311)             -
       Inventory                                       (79,173)      (849,720)
       Income tax receivable                                 -         57,505
       Other assets                                    (50,387)        10,334
       Bank overdraft                                        -              -
       Accounts payable                                565,455        849,950
       Accrued expenses                                362,774       (136,969)
                                                  ------------   ------------
     Net cash provided by operating activities       1,289,608        174,815
                                                  ------------   ------------
 Cash flows from investing activities:
   Cash acquired through merger                         78,763              -
   Merger costs                                       (209,805)             -
   Acquisition of property and equipment              (199,451)      (198,099)
                                                  ------------   ------------
     Net cash used in investing activities            (330,493)      (198,099)
                                                  ------------   ------------
 Cash flows from financing activities:
   Payments on long-term debt                         (967,191)      (326,801)
   Net advances from related parties                    37,972        162,028
   Line of credit                                      945,560        283,194
                                                  ------------   ------------
     Net cash provided by financing activities          16,341        118,421
                                                  ------------   ------------
 Increase in cash                                      975,456         95,137

 Cash, beginning of period                             218,000        195,319
                                                  ------------   ------------
 Cash, end of period                             $   1,193,456  $     290,456
                                                  ============   ============


                 The accompanying notes are an integral part of these consolidated financial statements.

                     Integrated Performance Systems, Inc.
              Notes to Interim Consolidated Financial Statements
                                April 30, 2005
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 UNAUDITED FINANCIAL INFORMATION

 The unaudited condensed consolidated financial statements have been prepared by Integrated Performance Systems, Inc. and its subsidiaries (the "Company" or "IPS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2005.

 These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 8-K/A dated November 24, 2004, filed on February 7, 2005.


 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

 Inventory
 ---------

 Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. At April 30, 2005, inventory consisted of $775,648 in raw materials, $1,063,209 in work in process, and $160,482 in finished goods, less a valuation allowance of $77,963.

 Revenue recognition
 -------------------

 The Company recognizes revenue as products are shipped.

 Stock based compensation
 ------------------------

 The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB Opinion No. 25. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at, or in excess of, the fair value of the stock on the date of grant.

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

 The following tables illustrate the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

                                  For the Three Months    For the Nine Months
                                     Ended April 30,        Ended April 30,
                                 --------------------------------------------
                                     2005       2004        2005       2004
                                 --------------------------------------------
 Net income, as reported        $    94,447  $ 275,755   $ 183,325  $ 425,776
 Less stock based compensation
 expense determined under fair
 value method                             -          -    (955,733)         -
                                 --------------------------------------------
 Net income (loss), pro forma   $    94,447  $ 275,755   $(772,408) $ 425,776
                                 ============================================

 Basic earnings per share -
   as reported                  $     0.00   $    0.02   $   0.00   $   $0.03
                                 ============================================

 Basic earnings per share -
   pro forma                    $     0.00   $    0.02   $  (0.02)  $   $0.03
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

 The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

                                  For the Three Months    For the Nine Months
                                     Ended April 30,        Ended April 30,
                                 ---------------------------------------------
                                     2005       2004        2005        2004
                                 ---------------------------------------------
 Net income, as reported        $   94,447  $  275,755  $  183,325  $  425,776
   Interest on convertible
   notes payable to related
   party                            80,000      -                         -
                                 ---------------------------------------------
 Net income, diluted            $  174,447  $  275,755  $  316,658  $  425,776
                                 =============================================
 Weighted average common
 shares outstanding - basic     58,209,972  16,678,515  43,652,166  15,727,469

   Convertible note payable      2,400,000       -       1,397,802       -
   Convertible notes payable
     to related party           28,000,000       -      16,102,564       -
   Convertible preferred stock 193,829,000       -     111,469,425       -
                               -----------------------------------------------
 Weighted average common
 shares outstanding - diluted  282,438,972  16,678,515 172,621,957  15,727,469
                               ===============================================

 Basic  income per share           $  0.00     $  0.02     $   0.00    $  0.03
                               ===============================================

 Diluted  income per share         $  0.00     $  0.02     $   0.00    $  0.03
                               ===============================================

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all of its outstanding convertible securities.

 Recent Accounting Pronouncements
 --------------------------------

 In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005, the Securities and Exchange Commission issued a ruling that SFAS No. 123(R) is now effective for annual, rather than interim periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123R.


 NOTE 3 - CONCENTRATIONS OF RISK

 At April 30, 2005, four customers accounted for approximately 59% of the total accounts receivable and for the three and nine months ended April 30, 2005, these customers accounted for approximately 50% and 51% of net sales, respectively.


 NOTE 4 - MERGER WITH BEST CIRCUIT BOARDS, INC.

 On November 24, 2004, a wholly owned subsidiary of Integrated Performance Systems, Inc. merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("LSC"), resulting in LSC becoming a wholly owned subsidiary of IPS. The beneficial owner of LSC acquired controlling interest in the Company and the Company has therefore determined that the transaction be accounted for as a reverse merger. The transaction has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC have become the historical financial statements of the Company for all periods presented.

 IPS is a printed circuit board and electronics component manufacturer located in Frisco, Texas; LSC is a fabrication services company located in Wylie, Texas, engaged in time sensitive, high technology prototypes, and is a manufacturer of complex electronic circuit boards. IPS's corporate headquarters have been moved to LSC's 101,000 square foot facility located in Wylie, Texas. See Note 12.

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

 Series F Convertible Preferred Stock
 ------------------------------------

 The terms of the merger agreement provide for the issuance of 193,829 shares of Series F Convertible Preferred Stock, subject to adjustment as discussed below, to the beneficial owner of LSC as part of the consideration for 100% of the outstanding common stock of LSC. The terms of the Series F Convertible Preferred Stock contain no mandatory redemption provisions. The liquidation value per share is equal to the value of LSC divided by the number of outstanding shares of Series F Convertible Preferred Stock, and is payable prior to any distribution to the holders of the Company's common stock. Holders of the Series F Convertible Preferred Stock have the right to convert the preferred shares into common shares at the rate of one thousand shares of common stock for each share of Series F Convertible Preferred Stock outstanding. Holders of the Series F Convertible Preferred Stock are entitled to one thousand votes for each share of Series F Convertible Preferred Stock held. The merger agreement provides for adjustment to the number of Series F Convertible Preferred Stock issuable to the beneficial owner of LSC based upon a subsequent determination of the number of shares of Series F Preferred Stock necessary to provide the beneficial owner of LSC with the equivalent of 67.25% of the Company's outstanding common stock, after an equity financing contemplated by the merger agreement. As of the date of filing of this report, that equity financing has not occurred.

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

 Contribution of Common Shares
 -----------------------------

 In connection with the merger, entities controlled by D. Ronald Allen contributed 8,634,000 shares of common stock into the Company's treasury at fair value in the amount of $949,740. The treasury shares were canceled in February 2005.

 Commitments and Contingencies
 -----------------------------

 See Notes 8 and 12 for a description of certain contingencies arising in connection with the merger.

 Merger Accounting
 -----------------

 The merger was accounted for using the purchase method of accounting and LSC has been determined to be the accounting acquirer. Accordingly, a new basis was established for IPS's assets and liabilities based upon the fair values thereof. The purchase price was determined to be $10,487,993 based upon the fair value of IPS on the transaction measurement date ($10,278,188) plus acquisition costs totaling $209,805. The measurement date for the transaction was October 22, 2004, the date a substantially revised merger agreement was signed and announced. The fair value of IPS was determined based upon the quoted market price per share times the number of common shares outstanding on October 22, 2004.

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
                                                   -----------
                                                  $ 10,487,993
                                                   ===========

 The purchase price allocation has not been finalized and is subject to change based upon the outcome of the July 2005 trial related to the Frisco, Texas lease modification agreement (see Note 12). An unfavorable decision regarding the effectiveness of the lease modification could result in an increase in the allocation to liabilities assumed in the merger.

 Customer base was recorded as a result of the merger and will be amortized over a period of eight years. The fair value of customer base was determined using estimated discounted future cash flows. Estimated future amortization expense for the years ended July 31, is as follows:

                     2005           $    361,366 *
                     2006                542,049
                     2007                542,049
                     2008                542,049
                     2009                542,049
                     Thereafter        1,806,829
                                     -----------
                     Total          $  4,336,391
                                     ===========

      * Includes the $225,854 expense recorded for the nine months ended April 30, 2005.

 Pro Forma Results of Operations
 -------------------------------

 The following unaudited pro forma consolidated results of operations have been prepared as if the Best Circuit Boards, Inc. merger discussed above had occurred on August 1, 2003:

                         For the Three Months         For the Nine Months
                            Ended April 30,             Ended April 30,
                       ------------------------    ------------------------
                          2005          2004          2005          2004
                       ----------------------------------------------------
 Revenues
   As reported        $ 8,615,430   $ 6,660,727   $22,972,423   $16,292,972

   Pro forma          $ 8,615,430   $ 8,105,795   $25,048,341   $20,279,496

 Net Income (loss)
   As reported        $    94,447   $   275,755   $   183,325   $   425,776

   Pro forma          $    94,447   $   315,459   $(1,067,975)  $(4,035,045)

 Earnings (loss)
 per share - Basic
   As reported        $      0.00   $      0.02   $      0.00   $      0.03

   Pro forma          $      0.00   $      0.02   $     (0.02)  $     (0.26)

 The proforma net loss for the nine months ended April 30, 2004, includes a non-recurring impairment charge of $1,710,472 incurred by IPS prior to the merger. The proforma net loss for the three and nine months ended April 30, 2004 included a non-recurring gain on the sale of subsidiaries in the amount of $935,422 realized by IPS prior to the merger.


 NOTE 5 - INCOME TAXES

 The income tax provision for the three and nine month periods ended April 30, 2005 consists of the following:

                                                       Three         Nine
                                                       Months       Months
                                                      --------     --------
 Current expense                                     $  51,953    $  51,953
 Deferred expense (benefit)                            (12,660)      58,613
                                                      ---------------------
                                                     $  39,293    $ 110,566
                                                      =====================

 Significant temporary differences used in the computation of deferred tax assets and liabilities at April 30, 2005 are as follows:

 Deferred tax assets, current
   Allowance for bad debts                         $     5,032
   Accrued vacation                                     90,383
   Inventory reserves                                   28,723
                                                    ----------
                                                   $   124,138
                                                    ==========

 Deferred tax assets (liabilities), non-current
 Depreciation of property and equipment            $  (236,176)
 Other                                                  17,721
 Net operating loss carry forwards                   6,377,391
 Valuation allowance                                (6,377,391)
 Customer base                                      (1,514,409)
                                                    ----------
                                                   $(1,732,864)
                                                    ==========

 At April 30,  2005, the Company  had tax net  operating loss carry  forwards
 (NOLs) of approximately $17,310,000 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of IPS. During the nine months ended April 30, 2005, the Company utilized NOL's totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $173,880. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the merger.

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of April 30, 2005.


 NOTE 6 - LINE OF CREDIT

 Effective August 26, 2003, the Company entered into a $2 million line of credit agreement ("LOC") with a bank, which was due on demand, bore interest at the bank's prime rate plus 1% (6.5% at April 30, 2005) and matured October 15, 2004. As of March 17, 2005, the LOC was renewed and extended until October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by the Company's majority stockholder, chief executive officer and sole director. At April 30, 2005, $1,855,560 was outstanding under this LOC.


 NOTE 7 - NOTES PAYABLE

   Long-term debt consists of the following at April 30, 2005:

   Note payable to financial institution payable in monthly
   installments of $7,185 including interest
   at 6.75%, matures March 31, 2006, collateralized
   by equipment                                                   $   75,046

   Note payable to bank, payable in monthly
   installments of $17,450 including interest
   at 5.75%, matures August 29, 2005, collateralized
   by equipment                                                      68,960

   Note payable to individual A, accruing interest at
   24%, unsecured, in default as of June 20, 2004                   117,858

   Note payable to individual B, accruing interest at
   24%, unsecured, in default as of August 4, 2004                   50,000

   Convertible note payable to individual C, accruing interest at
   12%, unsecured, in default as of September 27, 2004               15,000

   Note payable to individual D, accruing interest at
   24%, unsecured, in default as of April 15, 2005                   45,000

   Note payable to Company E, accruing interest at
   8%, unsecured, maturing December 31, 2005
   (see below)                                                       73,035

   Convertible note payable to Company F, accruing interest
   at 8%, unsecured, in default as of November 22, 2004
   (see below)                                                      277,909

   Other                                                             24,962
                                                                   --------
                                                                    747,770
          Less current maturities of long-term debt                 730,691
                                                                   --------
          Total long-term debt, less current maturities           $  17,079
                                                                   ========

 Subsequent to April 30, 2005, the Company settled the note payable to Company E for $60,000, payable $15,000 upon execution of the settlement agreement plus three monthly installments of $15,000.

 The convertible note payable to Company F was in default as of November 22, 2004. The original face value of the note was $250,000. On November 22, 2004, under provisions provided in the agreement, the noteholders demanded payment in the amount of 125% of the outstanding principal balance of $222,327, bringing the demand amount to $277,909, plus accrued interest through October 31, 2004 of $15,222.

 Under the terms of the agreement, the per diem interest after October 31, 2004 was $49.41 plus an additional $5,000 monthly penalty for the first 90 days, increasing to $10,000 per month thereafter. Additionally, the noteholder demanded that 10,000 shares of common stock be issued to the noteholder per the default provisions. As of April 30, 2005, the Company had accrued unpaid interest and penalties in the amount of $69,165 related to this debt and had not issued the demanded shares of common stock.

 The terms of this note allowed for the conversion of the debt, up to the full principal amount, into common shares at the option of the holder. The number of common shares into which this debt could be converted was equal to the dollar amount of the principal being converted multiplied by eleven, minus the product of the conversion price multiplied by six and two-thirds times the dollar amount of the principal being converted, and the entire foregoing result divided by the conversion price. The conversion price was equal to the lesser of $1.50 or eighty percent of the average of the 5 lowest volume weighted average prices during the twenty trading days prior to the holder's election to convert.

 Subsequent to April 30, 2005, the Company settled this note and all other obligations to the noteholder for $200,000 in cash and the conversion of the note into 2,400,000 shares of common stock, with certain registration rights. A warrant to purchase 1,666,666 common shares issued to the noteholder was also cancelled. The dilutive effects of the common shares have been considered in the computation of diluted earnings per share above.


 NOTE 8 - NOTES PAYABLE TO RELATED PARTY

 On November 24, 2004, the Company issued $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the consideration in the merger. As a result of the merger, Mr. Jacoby became the majority shareholder, chief executive officer and sole director of the Company. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear interest at 8% payable monthly, with the principal balance originally due February 28, 2005. A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. The Notes are secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Company capital stock owned by D. Ronald Allen. As of April 20, 2005, the $3.2 million notes have been extended to July 31, 2005. Interest expense related to these notes totaled $80,000 and $133,333 for the three and nine months ended April 30, 2005.

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


 NOTE 9 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 Prior to the merger described in Note 4 above, LSC leased its operating facilities from JACCO Investments, an entity owned by LSC's (and now the Company's) majority shareholder and CEO.

 Prior to the merger, LSC has guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. At April 30, 2005, amounts owed by JACCO Investments under mortgage note arrangements guaranteed by LSC totaled $5,136,388. In the event that JACCO Investments defaults on any of these respective loans, LSC would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for LSC in the event that the guarantee payments are made. The Company assumed the operating leases and guarantee obligations as a result of the merger.

 See Note 6 - Line of Credit above.


 NOTE 10 - STOCK BASED COMPENSATION

 The Company has entered into verbal and written agreements to pay common stock in lieu of cash for professional services. For the three and nine months ended April 30, 2005, the Company has recorded professional fees in the amount of $59,000 and $89,000 and 700,000 shares of common stock have been issued under these arrangements.


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

 As of April 30, 2005, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $.75 per share and expire November 5, 2009.

 As of April 30, 2005, there were 1,708,333 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire October 24, 2006 and February 8, 2011. Subsequent to April 30, 2005, 1,666,666 warrants were canceled as a result of the settlement of the associated debt. See Note 7 above.


 NOTE 12 - COMMITMENTS AND CONTINGENCIES

 New Lease Commitments
 ---------------------

 In March 2005, the Company entered into a $1.2 million operating lease line to provide financing for the acquisition of manufacturing equipment. As of April 30, 2005 the Company had used $700,000 under the line comprised of two operating leases with total monthly lease payments of $15,909. These leases expire in March, 2009.

 As of June 3, 2005 the Company used an additional $240,000 under the line comprised of an additional operating lease with total monthly lease payment of $4,935. This lease expires in June 2009.

 Sale of Subsidiaries
 --------------------

 In connection with the merger with Best Circuit Boards, Inc. (see Note 4), on November 24, 2004, the Company sold its 100% ownership interest in three of its subsidiaries (North Texas PC Dynamics, Inc. ("NTPCD"), Performance Application Technologies, Inc. ("PAT"), and Performance Interconnect Corp. of North Texas, Inc. ("PI")) to Integrated Performance Business Services Corp., an entity controlled by D. Ronald Allen, former chief executive officer, controlling shareholder and director of the Company. On the date of sale, these entities held liabilities having a book value of $748,653.

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

 Lease Agreement
 ---------------

 The Company leases a 60,000 sq. ft. manufacturing facility in Frisco, Texas from C-Gate Construction Company ("C-Gate"), an affiliate of D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company. Prior to, and in connection with the merger, Mr. Allen executed a lease modification document which, according to its terms, reduced monthly rents from $35,000 to $17,000 and reduced the 20-year lease term to a month-to-month tenancy. The enforceability of the lease modification is currently being disputed by C-Gate's lender in litigation against the Company pending in C-Gate's Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Eastern District of Texas, Sherman Division. The issues in that litigation include whether (a) C-Gate received approval for the modification from its lender in accordance with the terms of the mortgage on the property, (b) C-Gate had the authority to execute a lease modification without the prior approval of the bankruptcy court, and
 (c) an attornment agreement that was apparently previously executed by the Company in favor of the lender, would prevent the Company from effecting a modification of the lease without the lender's specific consent. In the pending litigation, the Company has asserted certain claims against D. Ronald Allen and C-Gate's principal to recover damages against them should the lease modification document not be enforceable. Mr. Allen and C-Gate's principal have indicated that they may assert claims for indemnification and breach of contract under the merger agreement. The trial of the lender's claims against the Company have been set for trial in July 2005, and the Company's claims against Mr. Allen and C-Gate's principal for February 2006. The ultimate outcome of the claims by and against the Company is uncertain.

 Also, the Company is currently in arrears in its rent and property tax payments under the lease and the lender has indicated that it may take action to accelerate future rent payments under the lease, subject to certain offsets. An unfavorable decision regarding the effectiveness of lease modification document or action by the lender to accelerate future rent payments would have a material adverse effect on the Company. The Company is currently working to restructure these obligations, but no assurance of such can be provided.


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION

                          Forward Looking Statements

      This report may contain "Forward Looking Statements," which are our expectations, plans and projections, including statements concerning expected income and expenses and the adequacy of our sources of cash to finance current and future operations, which may or may not materialize and which are subject to various risks and uncertainties. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; the effects of the contingencies described herein; the availability of capital; loss of key suppliers, significant customers or key management personnel; payment defaults by our customers; limitations upon financial and operating flexibility due to the terms of our indebtedness; changes in our business strategy or development plans; and the risks described from time to time in our other filings with the Securities and Exchange Commission ("SEC"). When used in this report, the words "may," "will," "plans," "believes," "expects," "projects," "targets," "anticipates," "estimates," "continue," "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this report, and we have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions and expectations will prove to be accurate We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

                                   Overview

      On November 24, 2004, a wholly owned subsidiary of Integrated Performance Systems, Inc. merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("LSC"), resulting in LSC becoming a wholly owned subsidiary of the Company. The beneficial owner of LSC acquired controlling interest in the Company and the Company has therefore determined that the transaction be accounted for as a reverse merger. The transaction has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC have become the historical financial statements of the Company for all periods presented.

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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and nine months periods ended April 30, 2005 and 2004. It should be read in conjunction with the financial information for the twelve month period ended July 31, 2004, appearing in the Form 8-K/A dated November 24, 2004, filed on February 7, 2005.

                            Results of Operations

      Revenues. Net revenues increased to $8,615,430 for the three months ended April 30, 2005 from $6,660,727 for the same period in 2004, a net increase of $1,954,703 or 29%. Net revenues increased to $22,972,423 for the nine months ended April 30, 2005 from $16,292,972 for the same period in 2004, a net increase of $6,679,451 or 41%. The increase for the three months ended April 30, 2005 is due to net sales increases of 17% to 10 of our major customers, and approximately $1,300,000 from new customers acquired through the merger. The increase for the nine months ended April 30, 2005 is due primarily to a net sales increase of 50% to 10 of our major customers, and from the addition of customers acquired through the merger.

      Gross Profit. Gross profit for the three months ended April 30, 2005 was $1,785,231 versus a gross profit of $1,063,718 for the same period in 2004. Gross profit for the nine months ended April 30, 2005 was approximately $4,155,066 versus a gross profit of $2,601,988 for the same period in 2004. The increases are attributable to the increase in sales resulting in fixed costs being spread over a larger number of units produced and higher demand for premium services. In addition during the three months ended April 30, 2005 two of our largest customers placed high volume, quick-turn premium orders for the period. These orders are non-recurring and cannot necessarily be expected in the future. However, we are continuing to see improvement in our gross margins, which were 20% and 18%, respectively, for the three and nine months ended April 30, 2005.

      Selling, general  and administrative  expenses.   Selling, general  and
 administrative expenses consist primarily of the direct charges for advertising, sales promotion, and marketing, as well as the cost of executive, administrative and accounting personnel and related expenses as well as professional fees. Selling, general and administrative expense increased to $1,379,771 for the three months ended April 30, 2005 from $614,017 in 2004, a net increase of $765,754. Selling, general and administrative expense increased to $3,380,887 for the nine months ended April 30, 2005 from $2,002,820 in 2004, a net increase of $1,378,067. The increases were primarily attributable to increased number of administrative and accounting personnel, increased employee benefits and insurance expenses, and additional accounting, legal and other professional fees relating to (1) the ongoing integration of the merged entities and (2) the cost of filing and reporting as a public entity.

      Amortization of Customer Base. Amortization of customer base was $135,512 and $225,854 for the three and nine months ended April 30, 2005, respectively. The customer base was recorded as a result of the merger, effective November 24, 2004 and accordingly, no amortization was recorded in the comparable periods in the prior year.

      Other income (expense). Other income (expense) increased to $(136,208) for the three months ended April 30, 2005 from ($12,014) in 2004. Other income (expense) increased to $(254,434) for the nine months ended April 30, 2005 from other income of $88,734 for the same period in 2004. The increases are attributable to (1) interest on notes payable acquired in the merger; (2) interest on notes payable to the former beneficial owner of LSC issued in connection with the merger; and (3) increased interest on the line of credit which had larger average outstanding balances in 2005 compared to the comparable periods in the prior year. Other income (expense) was comprised primarily of interest income and expense and material reclamation.

      Income Tax Provision. The income tax provision declined to $39,293 and $110,566 for the three and nine months ended April 21, 2005, respectively, from $161,932 and $262,126 for the three and nine months ended April 21, 2004, respectively. The lower income tax provision for these periods is the result of the decline in pretax income.


                       Liquidity and Capital Resources

      We have generally financed our business from cash generated by operations and borrowings, and in some periods our majority shareholder has loaned the Company operating capital at prevailing market rates of interest or has guaranteed our indebtedness.

      Cash flows from operations. Net cash of $1,289,608 provided by operations during the nine months ended April 30, 2005 consisted of $1,139,601 provided by net income, as adjusted from non-cash items and $150,007 provided by working capital. This compares to $174,815 during the same period in 2004 which consisted of $1,295,246 provided by net income, as adjusted from non-cash items, and $1,120,431 used by working capital.

      Cash used for investing activities. Net cash of $330,493 used for investing activities during the nine months ended April 30, 2005 consisted of cash acquired in the merger of $78,763, offset by merger related costs of $209,805 and investments in property and equipment of $199,451. Cash used for investing activities during the same period ending April 30, 2004, was approximately $198,099, which is all attributable to the purchase of property and equipment.

      Cash flows from financing activities. Net cash provided by financing activities during the nine months ended April 30, 2005 was $16,341, consisted of proceeds of $945,560 from our line of credit, $739,343 of which was used to pay off a high-interest factoring arrangement acquired through the merger, $37,972 in advances from related parties ; and uses of cash consisting of payments of $967,191 on notes payable, including $739,343 to pay off of the factoring arrangement discussed above. Net cash provided by financing activities during the nine months ended April 30, 2004 was $118,421, consisted primarily of proceeds of $283,194 from our line of credit and advances of $162,028 from related parties, and payments of $326,801 on long term debt.

      Indebtedness and guarantees. We have a $2 million line of credit described in Note 6 of our financial statements set forth in Part I, Item 1 above. We have other long-term indebtedness in the amount of approximately $747,770, some of which was originally incurred by the acquired company in the merger, as described in Note 7 to our financial statements. Approximately $730,691 is accounted for as current maturities of long-term debt, which includes certain amounts in default. Subsequent to April 30, 2005, we successfully settled or restructured $350,944 in long term debt that was in default, as described in Note 7 to our financial statements. We are currently attempting to negotiate resolution of the remaining indebtedness that is in default, however, no assurance can be given that any such resolution can be reached. We have issued $4.2 million in convertible promissory notes to a related party, as described in Note 8 to our financial statements. The maturity of these notes has been extended to July 31, 2005. We have guaranteed certain indebtedness of related parties, as described in
 Note 9 to our financial statements.

      Contingent Liabilities. We are subject to significant contingent liabilities, as described in Note 12 to our financial statements set forth in Part I, Item 1 above.

      Overview. We are subject to current liabilities substantially in excess of our current assets and are subject to significant contingent
 liabilities.   We  are  in  the process  of  negotiating  the  extension  or conversion of $3.2 million of current notes payable to our majority shareholder and are in the process of restructuring our notes payable with other lenders. We are in discussions with our bank to use our manufacturing equipment as collateral for a midterm loan, the proceeds of which would be used to pay down our line of credit and to provide working capital. We are also attempting to restructure out obligations under our lease in Frisco, Texas. We can provide no assurance that we will be successful in restructuring, converting or extending our indebtedness, restructure our lease obligations or that any such transaction would be on terms favorable to the Company. In the event that we are unsuccessful in extending the $3.2 million notes payable to our majority shareholder or converting the notes into shares of common stock, such shareholder could demand payment of the notes and exercise his security interests in substantially all of our assets. The exercise of these security interests would leave insufficient assets to continue our operations. These events would have a material adverse effect on our business, financial condition and results of operations.


 ITEM 3.   CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, and based on the fact that our Form 10-QSB for the period ending January 31, 2005 was filed past our extension date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management expects to address and improve upon the weaknesses in our disclosure controls and procedures in the near future.

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


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

      The Company leases a 60,000 sq.ft. manufacturing facility in Frisco, Texas from C-Gate Construction Company ("C-Gate"), an affiliate of D. Ronald Allen, the former chief executive officer, controlling shareholder and director of the Company. Prior to, and in connection with, the merger, Mr. Allen executed a lease modification document which, according to its terms, reduced monthly rents from $35,000 to $17,000 and reduced the 20-year lease term to a month-to-month tenancy. The enforceability of the lease modification is currently being disputed by C-Gate's lender, Legacy Bank of Texas, in litigation against the Company pending in C-Gate's Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Eastern District of Texas, Sherman Division initiated by Legacy Bank of Texas on March 4, 2005. The issues in that litigation include whether (a) C-Gate received approval for the modification from its lender, enforceability of the lease modification is currently being disputed by C-Gate's lender, Legacy Bank of Texas, in accordance with the terms of the mortgage on the property, (b) C-Gate had the authority to execute a lease modification without the prior approval of the bankruptcy court, and (c) an attornment agreement that was apparently previously executed by the Company in favor of the lender would prevent the Company from effecting a modification of the lease without the lender's specific consent. In the pending litigation, the Company has asserted certain claims against D. Ronald Allen and C-Gate's principal to recover damages against them should the lease modification document not be enforceable. Mr. Allen and C-Gate's principal have indicated that they may assert claims for indemnification and breach of contract under the merger agreement. The trial of the lender's claims against the Company have been set for trial in July 2005, and the Company's claims against Mr. Allen and C-Gate's principal for February 2006. The ultimate outcome of the claims by and against the Company is uncertain. Also, the Company is currently in arrears in its rent payments under the lease and Legacy Bank of Texas has indicated that it may take action to accelerate future rent payments under the lease, subject to certain offsets. An unfavorable decision regarding the effectiveness of lease modification document or action by Legacy Bank of Texas to accelerate future rent payments would have a material adverse impact on the Company. The Company is currently working to restructure these obligations but no assurance of such can be provided.


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Issuances of equity securities during the period covered by this report that were not registered under the Securities Act of 1933 consisted of the following:

      On March 22, 2005, we issued to consultants 700,000 shares of Common Stock in consideration for $89,000 in services rendered to the Company. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that they did not involve a public offering.

      Subsequent to April 30, 2005 in conjunction with the settlement and conversion of a $277,909 convertible note payable and the settlement of all related obligations, including the cancellation of a warrant to purchase 1,666,666 shares of common stock (see Note 7 to the consolidated financial statements), we issued 2,400,000 shares of Common Stock to the noteholder, an unrelated party. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that it did not involve a public offering.


 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      For information concerning defaults on our indebtedness, see Note 6 to our financial statements set forth in Part I, Item 1 above and Management's Discussion and Analysis or Plan of Operation in Part I, Item 2 above, which are incorporated herein by reference.


 ITEM 5.   OTHER INFORMATION

      We are currently in arrears in rent and property tax payments under the lease for our Frisco, Texas manufacturing facility. The landlord has indicated that it may take action to accelerate future rent payments under the lease, subject to certain offsets. See Note 12 - Contingencies - Lease Agreement to our financial statements set forth in Part I, Item 1 above and
 Part II, Item 1 above, which are incorporated herein by reference.

      Effective August 26, 2003, the Company entered into a $2 million line of credit agreement with a bank, which was due on demand, bore interest at the bank's prime rate plus 1% (6.5% at April 30, 2005) and matured October 15, 2004. As of March 17, 2005, the line of credit was renewed and extended until October 31, 2006. The line of credit is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by the Company's majority stockholder, chief executive officer and sole director. At April 30, 2005, $1,855,560 was outstanding under this line of credit.

      In March 2005, the Company entered into a $1.2 million operating lease line to provide financing for the acquisition of manufacturing equipment. As of April 30, 2005 the Company had used $777,300 under the line comprised of two operating leases with total monthly lease payments of $15,909. These leases expire in March 2009. As of June 3, 2005 the Company used an additional $240,000 under the line comprised of an additional operating lease with total monthly lease payment of $4,935. This lease expires in June 2009.


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

                          INTEGRATED PERFORMANCE SYSTEMS, INC.
                          (Registrant)

 Date: June 13, 2005      By:  /s/ BRAD J. PETERS
                          -------------------------------------------
                          Brad J. Peters
                          Vice President and Chief Financial Officer
                          (On behalf of the registrant and as
                          principal financial and accounting officer)

                                EXHIBIT INDEX

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------
 10.1 Compromise and Settlement Agreement, dated May 26, 2005, between the Company and LaJolla Cove Investors, Inc. (filed as Exhibit
           10.1 to the Company's Form 8-K filed on May 27, 2005 and incorporated herein by reference).

 10.2 **   Compass Bank Letter Loan Agreement dated August 22, 2003

 10.3 **   M&I First National Leasing Corp. Lease of Personal Property  dated
           3/21/05

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