Form 10KSB
period 2005-07-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-01-05
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended July 31, 2005

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

                  Issuer's telephone number: (214) 291-1427

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended July 31, 2005 were $31,143,168.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ]  No [X]

      On December 16, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $3,057,219, based on the closing sale price of the Common Stock as reported by the PinkSheets LLC ($0.05). Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of December 18, 2005, there were 61,152,194 shares of the issuer's Common Stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:  None.

      Transitional Small Business Disclosure Format (Check one):
 Yes [ ]  No [X]

                              TABLE OF CONTENTS

                                    PART I

 ITEM 1.   DESCRIPTION OF BUSINESS...................................    1

 ITEM 2.   DESCRIPTION OF PROPERTY...................................    3

 ITEM 3.   LEGAL PROCEEDINGS.........................................    4

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    5

                                   PART II

 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..    5

 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS    6

 ITEM 7.   FINANCIAL STATEMENTS......................................   14

 ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.......................   14

 ITEM 8A.  CONTROLS AND PROCEDURES...................................   14

 ITEM 8B.  OTHER INFORMATION.........................................   15

                                   PART III

 ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT   15

 ITEM 10.  EXECUTIVE COMPENSATION....................................   16

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED SHAREHOLDER MATTERS................   20

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   21

 ITEM 13.  EXHIBITS..................................................   22

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES....................   25


 Unless the context requires otherwise, references in this Annual Report on Form 10-KSB to "the Company," "we," "us," "our" and "IPS" refer specifically to Integrated Performance Systems, Inc. and its consolidated subsidiaries.

                                    PART I

 ITEM 1.   DESCRIPTION OF BUSINESS

      Integrated Performance Systems, Inc. (the "Company" or "IPS") is a New York corporation incorporated on November 29, 1990 under the name "ESPO's, Inc."

      In March 1999 one of our subsidiaries acquired all the assets of PC Dynamics Corporation, a Frisco, Texas manufacturer of metalback radio frequency circuit boards. In December 1999 we divested ourselves of all our assets and exchanged shares of our common stock, $0.01 par value ("Common Stock") for stock in a company which was operating under a license to design and manufacture MULTIWIRE technology. On April 4, 2001 we changed our name to Integrated Performance Systems, Inc.

      On November 24, 2004 a wholly owned subsidiary of the Company merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("Lone Star Circuits" or "LSC"), and LSC became a wholly owned subsidiary of the Company. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in the Company. The transaction has been accounted for as a reverse merger (the transaction being referred to in this Annual Report as the "Merger"). This means the Merger has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC became the historical financial statements of the Company for all periods presented.

      Jacoby founded LSC in 1985. Prior to the Merger LSC was a privately held manufacturer of printed circuit boards located in Wylie, Texas. Prior to the Merger the Company was a printed circuit board and electronics component manufacturer located in Frisco, Texas.

      As noted above, in November 2004 the Company engaged in a series of transactions culminating with the Merger which resulted in a change of control and enhanced business operations of the Company. Immediately prior to the Merger:

   * LSC Asset Acquisition Corp. (a wholly owned subsidiary of LSC) acquired all of the assets and some, but not all, of the liabilities of three IPS subsidiaries, North Texas PC Dynamics, Inc., Performance Application Technologies, Inc. and Performance Interconnect Corp. of North Texas, Inc. (collectively, the "Subsidiaries"). The Subsidiaries comprised substantially all of the business operations of IPS prior to the Merger.

   * Immediately after the asset sales described above, the Company sold its 100% ownership interest in the Subsidiaries to Integrated Performance Business Services Corp. ("IPBSC"), an entity controlled by
      D. Ronald Allen ("Allen"), former Chief Executive Officer, controlling shareholder and director of the Company. The Subsidiaries had liabilities of $748,653 at the time of sale to IPBSC.

      The parties then entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") to accomplish the Merger. The significant terms of the Merger Agreement and the Merger were as follows:

   * The Company issued $4.2 million in convertible promissory notes and 193,829 shares of IPS Series F Convertible Preferred Stock (representing 76.02% of the Company's outstanding Common Stock assuming conversion) to Jacoby in exchange for 100% of the outstanding shares of LSC.

   * Associates Funding Group and CMLP Group, Ltd., entities controlled by Allen, agreed to contribute 8,634,000 shares of Common Stock to the Company, which shares were subsequently cancelled.

   * Allen entered into a stock escrow and security agreement whereby 10,851,832 shares of Common Stock beneficially owned by him were placed into escrow as security for (1) advances made by LSC to IPS prior to the closing of the Merger, (2) the Company's and Allen's indemnification obligations under the Merger Agreement, and (3) the convertible promissory notes issued to Jacoby. The Merger Agreement provides that the shares used to satisfy those obligations be valued based on a future equity financing of the Company. As of the date of filing this Annual Report, that equity financing has not occurred.

   *  Jacoby  became  the  majority  shareholder,  Chief  Executive   Officer
      ("CEO"), and sole director of the Company.

      Subsequent to the Merger, IPS moved its corporate headquarters to LSC's 101,000 square foot facility in Wylie, Texas. IPS is now a holding company doing business through its subsidiary LSC.

 Products and Services

      IPS, through its wholly owned subsidiary LSC, designs, engineers and manufactures technologically advanced printed circuit boards. Our customers are generally high-end commercial companies, the military and military suppliers. The commercial markets are typically characterized by time-sensitive, high technology prototypes and short product life cycles. The military markets require special certifications and are characterized by high reliability and advanced technology and in many cases are formalized by long-term contracts.

      Our principal product is complex multi-layer printed circuit boards, including antenna and metalback radio frequency circuit boards. Printed circuit boards serve as the basis and foundation for electronic equipment. The circuit boards we produce are sold through direct sales people and manufacturer's representatives to a variety of commercial and military markets. The commercial markets and their applications include power systems, telecommunications, computer hardware, consumer electronics, instrumentation and controls. The military applications for our products include satellite communications, avionics, missiles, smart bombs, defense systems, radar detection and test equipment.

      We can satisfy all stages of manufacturing for our customers, from prototype to volume production. We offer our customers design and engineering assistance in the early stage of their design to ensure the most efficient and cost-effective production and output. We offer quick-turn production, which can mean the manufacture of a custom-designed circuit board in significantly compressed lead times, from as little as 24 hours to 10 days. We can also manufacture small quantities of printed circuit boards to assist our customers in the design and testing of their new products. As the product moves through its development life cycle, we can ramp up to volume production.

 Customers

      All of our circuit boards are manufactured on specific orders from the customer based upon the specifications prescribed in the customer's supplied data. The orders are manufactured and shipped directly from our factory to the customer by common carrier such as FedEx or UPS. The method of shipment is directed by the customer. Our customers include, among others, L-3 Communications, Raytheon, Lockheed Martin, Tyco Power Systems, Invensys, General Electric and Adtran. We are dependent upon a small number of major customers for a substantial portion of our net sales. Two customers accounted for approximately 40% of our net sales in fiscal year 2005, and those two customers plus an additional customer accounted for approximately 48% of our net sales in fiscal year 2004.

 Competition

      Our industry has been and continues to be extremely competitive. Price, technological competence, and timely delivery are all prime components to the competitive environment in which we operate. The primary price competition for longer lead-time and lower technology circuit boards comes from Asian manufacturers. The competition for technologically advanced circuit boards is driven by some of the larger manufacturers in North America such as TTM Technologies, Inc., Merix Corp. and DDi Corp. We believe we compete favorably based on our ability to sell high-quality, technologically advanced circuit boards at a very competitive price. Additionally, we compete in several markets such as metalback radio frequency, high copper power products and the military and defense that do not see the same level of competition due to either the processing of these products and/or required certifications that limit the number of participants in those markets. These certifications include ISO 9001:2000, MIL-PRF-55110 and MIL-PRF-31032, all of which the Company holds.

      We provide original equipment manufacturers ("OEMs") and contract equipment manufacturers ("CEMs") with a one-stop solution that supports their products and programs including design guidance that helps them produce efficient designs, in terms of cost and manufacturability, prototyping with proven material and process formulation, and volume production either in our factory or through assistance in transitioning production to a lower cost, off-shore supplier. We partner with the OEMs and CEMs throughout the product life cycle.

      We provide our customers with "quick-turn" services which allow them to have a custom manufactured prototype or order to meet an end user requirement in as little as 24 hours. This valuable service allows us to charge a premium over the normal cost of similar orders delivered in 2-3 weeks. As our customers' demands for time-to-market solutions increase, this is one of the fastest growing services that we provide.

 Suppliers

      The raw materials used in circuit board manufacturing are copper clad laminates, plating chemistries such as copper and gold, photographic films and tools used in mechanical operations like drill and router bits, and plastics and pins for testing.

      The raw materials we use are readily available from various suppliers throughout the world. We have preferred suppliers for most of our raw materials and work diligently with them to provide us the very best materials, pricing and supply chain solutions in order for us to provide our customers with the best value. We occasionally review our supply chain with alternative sources to ensure we are getting the best price and quality available. We believe these raw materials will continue to be available into the foreseeable future as they have been in the past.

      We face risks of rising prices and limited supply outlets as suppliers continue to consolidate and focus their attention on regions outside of North America. Should this trend continue pricing and availability could be negatively affected.

 Environmental

      We are subject to regulation by the Environmental Protection Agency as well as state and local agencies regarding the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing process. To date, we have determined the costs of compliance with these regulations not to be material. In the event that additional regulations are imposed in the future, we could incur material costs.

 Employees

      As of July 31, 2005, we had a total of 207 employees, all full-time.


 ITEM 2.   DESCRIPTION OF PROPERTY

      Our corporate offices  and manufacturing facilities  together occupy  a
 101,000 square foot building located in Wylie, Texas. We also occupy a 17,000 square foot facility in Rowlett, Texas that houses our assembly operations. We lease both these properties from an entity owned by our CEO, Jacoby. The current leases expire in February 2017 for the Wylie facility and December 2010 for the Rowlett facility, and are renewable subject to terms and conditions normal in the industry. We believe that these facilities are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

      During the year ended July 31, 2005, we terminated the lease for the Frisco, Texas location which housed the manufacturing facilities and executive offices of the Company prior to the Merger.

      The Company does not invest in real estate, interests in real estate or real estate mortgages and does not acquire assets primarily for capital gain or primarily for income.


 ITEM 3.   LEGAL PROCEEDINGS

      C-Gate lawsuit.   In  our  last quarterly  report  on Form  10-QSB,  we
 described the following dispute:

      Prior to the Merger, IPS had leased a 60,000-sq. ft. manufacturing facility in Frisco, Texas from C-Gate Construction Company ("C-Gate"), an affiliate of D. Ronald Allen, the former Chief Executive Officer, controlling shareholder and director of IPS. Prior to and in connection with the Merger, Allen executed a lease modification document which, according to its terms, purported to reduce monthly rent under the lease from $35,000 to $17,000 and reduced the 20-year lease term to a month-to-month tenancy. The enforceability of the lease modification was disputed by C-Gate's lender, Legacy Bank of Texas ("Legacy Bank"), in litigation against the IPS in C-Gate's Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Eastern District of Texas.

      On June 22, 2005 IPS entered into a Lease Termination and Release Agreement (the "Lease Termination Agreement") with Legacy Bank. Pursuant to the Lease Termination Agreement IPS paid $500,000 in cash to Legacy Bank. On July 12, 2005 the bankruptcy court issued an order terminating IPS's lease with C-Gate and releasing IPS from all claims against IPS arising out of C-Gate's Chapter 11 bankruptcy proceedings.

      D. Ronald Allen lawsuit. On December 5, 2005, IPS and LSC sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. IPS and LSC assert claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the Merger Agreement. LSC seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. LSC also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. IPS and LSC assert claims for constructive trusts against the entity defendants regarding the IPS Common Stock held by those entities as of the date of the closing of the Merger Agreement. IPS and LSC assert that some or all of the Common Stock held by these entities was required to be tendered into escrow in order to satisfy cliams from indemnifiable costs under the Merger Agreement.

      Greg Mitchell lawsuit. On July 8, 2005 The Law Offices of Gregory W. Mitchell, P.L.L.C. (the "Law Firm") and Gregory W. Mitchell, individually ("Mitchell", and collectively with the Law Firm the "Mitchell Plaintiffs"), the sole member of the Law Firm, sued IPS in the 160th Judicial District Court of Dallas County, Texas. The Mitchell plaintiffs allege that IPS entered into a fee agreement under which the Law Firm was to provide all legal services for IPS in exchange for which IPS was to pay the Law Firm, each month for two years, $10,000 cash plus IPS Common Stock with a current value of $15,000.

      The Mitchell plaintiffs allege that, after several months, IPS repudiated the fee agreement without cause. The Law Firm seeks to recover the remaining fees due under the fee agreement, approximately $200,000 in cash and $315,000 in Common Stock. Mitchell additionally claims that Jacoby and IPS intentionally inflicted emotional distress on Mitchell. The Mitchell plaintiffs also seek to recover exemplary damages and attorneys' fees. IPS disputes the claims and plans to vigorously defend the lawsuit.

      Gehan lawsuit. On November 18, 2003 Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and several former IPS subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,651.99 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. IPS disputes the claims and plans to vigorously defend the lawsuit.

      IPS and certain subsidiaries are involved in certain other lawsuits and are subject to various claims and proceedings encountered in the normal conduct of business. In the opinion of IPS's management ("Management"), any losses that might arise from these lawsuits and proceedings will not have a materially adverse effect on IPS's consolidated financial statements.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2005.


                                   PART II


 ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

 Market Information

     Our Common Stock was traded over-the-counter through December 21, 2005 on the OTC Bulletin Board[R] (OTCBB) under the symbol "IPFS.OB" and was subseuqently moved to the Pink Sheets, trading under the symbol "IPFS.PK," for failure to timely file this report on Form 10-KSB. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock, as reported by the OTCBB. These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                   Quarter Ending Date      High Bid   Low Bid
                   -------------------      --------   -------

                   Fiscal 2005
                   -----------
                   July 31, 2005             $0.15      $0.06
                   April 30, 2005            $0.28      $0.06
                   January 31, 2005          $0.40      $0.21
                   October 31, 2004          $0.48      $0.29

                   Fiscal 2004
                   -----------
                   July 31, 2004             $1.71      $0.36
                   April 30, 2004            $1.64      $0.62
                   January 31, 2004          $3.00      $0.70
                   October 31, 2003          $1.70      $0.75

 Holders

      As of December 18, 2005 we had approximately 845 holders of our Common Stock. The number of record holders was determined from the records of our transfer agent; however, since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

 Dividends

      The Company has never paid cash dividends on the Company's Common Stock and does not anticipate doing so in the foreseeable future, and the holder of our Series F Preferred Stock is not entitled to be paid dividends. The Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. Future dividend policy will depend upon the Company's results of operations, capital requirements, financial condition and other factors the Board of Directors deems relevant.

 Securities Authorized for Issuance Under Equity Compensation Plans

      The  following  table   provides  information   regarding  all   equity
 compensation plans as of July 31, 2005 that provide for the award of securities or grant of options.


                            (a)             (b)           (c)
                                                          Number of
                                                          securities
                            Number of                     remaining
                            securities      Weighted-     available for
                            to be           average       future issuance
                            issued upon     exercise      under equity
                            exercise of     price of      compensation
                            outstanding     outstanding   plans (excluding
                            options,        options,      securities
                            warrants        warrants      reflected in
                            and rights      and rights    column (a))
                            ------------    ----------    ----------------
 Equity compensation                  0        N/A                0
 plans approved by
 security holders

 Equity compensation         40,000,000       $0.15               0
 plans not approved by
 security holders (1)

      (1) On November 24, 2004 the Company's Chief Executive Officer, sole director and controlling shareholder issued to certain employees of the Company options to purchase 40,000,000 shares of Common Stock issuable to him upon the conversion of shares of his Series F Preferred Stock. The options have an exercise price of $0.15 per share, vest immediately, and expire on November 30, 2014. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options have been accounted for as deemed grants from the Company.

 Recent Sales of Unregistered Securities

      On May 19, 2005, in conjunction with the settlement and conversion of a $358,359 convertible note payable and the settlement of all related obligations, the Company issued 2.4 million shares of Common Stock to the noteholder, an unrelated party. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that it did not involve a public offering.

      On July 20, 2005, in conjunction with the settlement and conversion of a $21,935 convertible note payable and the settlement of all related obligations, including the cancellation of a warrant to purchase 10,000 shares of Common Stock, the Company issued 148,964 shares of Common Stock to the noteholder, an unrelated party. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that it did not involve a public offering.


 ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Forward Looking Statements

      This report may contain "Forward Looking Statements" which are our expectations, plans and projections, including statements concerning expected income and expenses and the adequacy of our sources of cash to finance current and future operations. These expectations, plans and projections may or may not materialize and are subject to various risks and uncertainties. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures;  changes  in  product mix;  the  timely  development  and acceptance of new products; the effects of the contingencies described herein; the availability of capital; loss of key suppliers, significant customers or key management personnel; payment defaults by our customers; changes in our business strategy or development plans; and the risks described from time to time in our other filings with the Securities and Exchange Commission ("SEC"). When used in this report, the words "may," "will," "believe," "expect," "project," "anticipate," "estimate," "continue," "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this report, and we have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions and expectations will prove to be accurate. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

 Critical Accounting Policies and Estimates

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, deferred tax asset valuations, impairment of long-lived assets and legal contingencies. A detailed description of these estimates and our policies to account for them is included in the notes to the consolidated financial statements found in Item 7 of this Annual Report.

      Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's subjective or complex judgments. Below is a discussion of what we believe are our critical accounting policies.

      Revenue Recognition. The Company generates revenue from custom built printed circuit boards which are made to order using engineering and designs provided by the customer. All orders are manufactured to specific industry standards. The Company recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured, generally when products are shipped to the customer.

      The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. Because all orders are manufactured to specific industry standard and are electrically tested to insure compliance with such standards prior to shipment, returns have historically been minimal and the amount of returns has been immaterial.

      Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on Management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance.

      Inventory. Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends.

      Deferred Income Tax Asset. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided, when necessary, to reduce deferred tax assets to the amounts expected to be realized. Should our estimate of future taxable income change in future periods, it may be necessary to adjust our valuation allowance, which could positively or negatively affect our results of operations in the period such a determination is made.

      Long-Lived Assets. We have long-lived tangible and intangible assets consisting of property, plant and equipment, goodwill and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, impairment charges could result that would adversely affect our results of operations and financial condition.

      Goodwill. Goodwill is reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The goodwill on the Company's balance sheet at July 31, 2005 was recorded in November 2004 in connection with the Merger. If forecasts and assumptions used to support our estimate of enterprise value change in the future, impairment charges could result that would adversely affect our results of operations and financial condition.

 Overview

      On November 24, 2004 the Company finalized the Merger which was accounted for as a reverse merger. This means the Merger has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC became the historical financial statements of the Company for all periods presented.

      The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the years ended July 31, 2005 and 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-KSB for the year ended July 31, 2005.

 Results of Operations

      Revenues. Net sales for the year ended July 31, 2005 increased to $31,143,168 from $22,475,291 for the year ended July 31, 2004, a net increase of $8,667,877 or 39%. This increase is due primarily to net sales increases of 23% to ten of our major customers and approximately $2,400,000 from the addition of customers acquired through the Merger.

      Gross profit.   Gross  profit for  the  year ended  July 31,  2005  was
 $5,625,719 compared to $3,589,980 for the year ended July 31, 2004, an increase of $2,035,739 or 57%. Our gross margin improved from 16% in fiscal 2004 to 18% in fiscal 2005. The increase in gross profit is due to (1) the increase in sales resulting in fixed costs being spread over a larger number of units produced and (2) higher demand for premium services, which typically command a significantly higher margin.

      Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense in fiscal 2005 included $7,600,000 in stock-based employee compensation expense recognized in conjunction with the grant of 40,000,000 stock options to several key employees by Brad Jacoby. These options were not granted by the Company but by Brad Jacoby directly from his personal holdings and have been deemed contributed equity by the major shareholder. The $7,600,000 charge is a non-cash charge measured as the difference between the option exercise price ($0.15) and the market value of the stock on the grant date ($0.34). No stock-based employee compensation expense was recognized during fiscal 2004. Excluding stock-based employee compensation expense, SG&A expense increased to $4,483,000 for the year ended July 31, 2005 from $3,438,285 for the year ended July 31, 2004, an increase of $1,044,715 or 30%. The increase is due primarily to an increased number of administrative and accounting personnel, increased employee benefits and insurance expenses, and additional accounting, legal and other professional fees relating to (1) the ongoing integration of the merged entities and (2) filing and reporting as a public entity.

      Amortization of customer base. The customer base was recorded as a result of the Merger on November 24, 2004 and, accordingly, no amortization was recorded during the year ended July 31, 2004. Amortization expense for the year ended July 31, 2005 was $361,366 resulting from 8 months of amortization subsequent to the Merger.

      Interest expense. Interest expense increased to $186,492 for the year ended July 31, 2005 from $68,974 for the prior year. This increase is attributable to interest on notes payable acquired in the Merger and increased interest on the line of credit which had larger average outstanding balances during fiscal 2005.

      Interest expense - related party. The notes payable to a related party were issued to Jacoby in connection with the Merger. During fiscal 2005, the Company recorded interest expense as follows: (1) $4,200,000 in non-cash expense related to the beneficial conversion feature of the notes; and (2) $226,800 in periodic interest expense. There were no related party notes payable outstanding during the year ended July 31, 2004.

      Loss on extinguishment of debt. During fiscal 2005, the Company extinguished certain debt assumed in the Merger. The loss on extinguishment of debt represents the excess of the value of the consideration given over the carrying amount of the debt.

      Other income. Other income is generally comprised of income from reclaiming scrap material. Other income decreased $115,222 or 81% in fiscal 2005 as compared to fiscal 2004 which included a one-time sales tax refund of $115,013.

      Income tax provision. The income tax provision decreased slightly to $123,158 for the year ended July 31, 2005 from $124,961 for the prior year. The decrease in the tax provision in fiscal 2005 is the result of the increase in pretax income, offset by a lower effective tax rate in fiscal 2005. The effective tax rate in fiscal 2005 was 1% compared to 56% in fiscal 2004. The effective tax rate decreased in the current year due to the magnitude of items permanently not deductible in the prior year.

 Liquidity and Capital Resources

      We have generally financed our business from cash generated by operations and borrowings, and in prior periods our majority shareholder has loaned the Company operating capital at prevailing market rates of interest or has guaranteed our indebtedness. Our principal uses of cash have been to fund working capital, meet debt service requirements, fund capital expenditures and, in fiscal 2005, to fund Merger costs. We expect that these uses, with the exception of funding Merger costs, will continue to be the principal demands on our cash in the future.

      We have current assets substantially in excess of current liabilities. Based on our current level of operations, we believe that cash provided by operations along with funds available under our new five-year loan (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and replace equipment that may have reached the end of its useful life. We have historically been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

      Cash flows from operations. Net cash of $1,177,638 provided by operations for the year ended July 31, 2005 consisted of $1,581,980 provided by net income as adjusted for non-cash items, partially offset by $404,342 used by working capital. Uses of cash during fiscal 2005 included a one-time payment of $500,000 to settle a lease modification lawsuit that arose prior to and in connection with the Merger [also see Item 3, Legal
 Proceedings]. This compares to net cash used in operations of $98,367 for the year ended July 31, 2004 which consisted of $1,026,564 provided by net income as adjusted for non-cash items, and offset by $1,124,931 used by working capital.

      Cash used for investing activities. Net cash of $378,395 used for investing activities during the year ended July 31, 2005 consisted of cash acquired in the Merger of $78,763, offset by Merger-related costs of $209,805 and investments in property and equipment of $247,353. Cash used for investing activities during the year ended July 31, 2004, was $88,292, which is all attributable to the purchase of property and equipment.

      Cash flows from financing activities. Net cash used for financing activities during the year ended July 31, 2005 was $744,377 and consisted of: (1) net proceeds of $545,560 from our line of credit, which was used to pay off a high-interest factoring arrangement totaling $739,343 acquired through the Merger, and $37,972 in advances from related parties; and (2) payments of $1,327,909 on notes payable, including $739,343 to pay off the factoring arrangement discussed above. Net cash provided by financing activities during the year ended July 31, 2004 was $209,340, consisting primarily of proceeds of $268,194 from our line of credit and collection of advances to related parties of $512,195, and payments of $571,049 on long-term debt.

      As of July 31, 2005, $1,455,560 in borrowings were outstanding under our then existing $2 million line of credit. Borrowings on this line of credit during fiscal 2005 included amounts used to pay liabilities assumed in or incurred in conjunction with the Merger.

      Indebtedness and guarantees.   At July  31, 2005 we  had $1,455,560  in
 borrowings outstanding under our existing line of credit. The line of credit bears interest at the bank's prime rate + 1% and matures October 31, 2006. Subsequent to year end the balance outstanding under the line of credit was paid off using proceeds from a new term loan entered into on October 28, 2005, leaving $2 million availability under the existing line.

      We have other long-term indebtedness in the amount of $329,638, some of which was originally incurred by IPS prior to the Merger. Current maturities of $314,529 include certain amounts in default. In the fourth quarter of the year ended July 31, 2005, we successfully settled or restructured $350,944 in long-term debt that was in default. We are currently attempting to negotiate resolution of the remaining indebtedness that is in default; however, no assurance can be given that any such resolution can be reached. We issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

      On October 28, 2005 we entered into a credit facility with a bank for a $2,250,000 five-year term loan. The term loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. The new term loan is collateralized by all the Company's equipment and the existing line of credit is collateralized by the Company's inventory and accounts receivable. Both the term loan and the line of credit are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. Proceeds from the term loan were used to pay down the outstanding balance on our existing line of credit and, coupled with the line of credit, will fund working capital in the future.

      We expect that cash generated from operations will be sufficient to fund payments on our indebtedness as it becomes due, or that we will be able to refinance the debt under similar terms.

      We  have  guaranteed  certain  indebtedness  of  related  parties,   as
 described in Note 12 to our financial statements.

      Contingent Liabilities. We are subject to contingent liabilities that arose in connection with the sale of the Company's ownership interest in certain subsidiaries in connection with the Merger in November 2004, described in Note 12 to our financial statements. While we think it is unlikely that the Company will be required to pay these contingent liabilities, future actions against the Company regarding these liabilities could have a material adverse impact on the cash flow and liquidity of the Company.

 Factors That May Affect Future Results

 An investment in our Common Stock involves a high degree of risk. You should consider the risk factors described below, in addition to those discussed elsewhere in this Annual Report, in analyzing an investment in our Common Stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer, the trading price of our Common Stock could fall, and you could lose all or part of the money you paid for our Common Stock.

 The following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Annual Report on Form 10-KSB or the other documents we file with the SEC, or our annual or quarterly reports to shareholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

 We are dependent upon the electronics industry which is highly competitive and cyclical in nature. Historical downturns in the electronics industry have resulted in overcapacity and increased price competition in our industry.

 A large part of our revenues are generated from the electronics industry, which historically has experienced significant downturns in demand which in turn resulted in declining selling prices and overcapacity in our industry. Although the electronics industry has experienced improvement from the latest downturn, a lasting economic recession, excess manufacturing capacity or a decline in the electronics industry could negatively affect our business, results of operations and financial condition. Because of the uncertainty of the markets served by our customers, it is difficult for us to predict our future sales or results of operations.

 We are dependent upon a small number of major customers for a substantial portion of our net sales, and a loss of one of these customers, a decline in their orders, or an inability to pay could reduce our sales and gross margins.

 Two customers accounted for approximately 40% of our net sales in fiscal year 2005, and those two customers plus an additional customer accounted for approximately 48% of our net sales in fiscal year 2004. If we experience a decline in sales or lose one or more of our major customers it would negatively impact our business, results of operations, and financial condition. If one or more of these customers were unable to pay for goods and services we provided, our results of operations would be significantly negatively impacted. We anticipate that a material percentage of our sales will continue to be derived from a small number of significant customers.

 Lower sales could cause a decline in gross margin because a portion of our manufacturing costs are fixed.

 A substantial portion of our operating costs is relatively fixed versus variable with sales. Such operating costs and expenditures are made based on projected sales. If sales fall short of historical or projected levels, our gross margin may decline and results of operations would be negatively impacted.

 If production capacity and sophistication increases in Asia where production costs are lower, we may lose sales and our gross margins may be adversely affected by increased pricing pressure.

 Printed circuit board manufacturers in Asia with lower production costs may play an increasing role in the printed circuit board markets in which we compete. In the past, these manufacturers have competed for business with less technologically advanced products; however, they are increasing their manufacturing capabilities to include higher layer count and higher technology printed circuit boards. If these Asian competitors gain market share in our market segment, we may experience a decline in sales and/or be forced to lower our prices which will reduce our gross margins.

 We may experience fluctuations in revenues and results of operations because we typically sell our products on a purchase order basis rather than by long-term contracts.

 Consistent with our industry, except for certain military sales, we typically do not have long-term contracts with our customers. This means our net sales are generally subject to short-term variability in customer demand. While we have cancellation penalties with each phase of production, once production commences on a particular order, customers submitting purchase orders may cancel, reduce or delay their orders for a variety of reasons. This also means our backlog numbers may not be meaningful at any given period. The timing and amount of customer orders will vary due to increased or decreased demand for our customers' products; their inventory levels and inventory management strategy; changes in customers' purchasing policies, such as a decision to move production offshore, to purchase from a consolidated number of printed circuit board manufacturers, or to manufacture products internally; or timing of their new product introductions or any changes in their rollout schedules.

 We rely on vendors for the timely delivery of raw materials used in our manufacturing process. A shortage of or increase in demand for those materials may cause a price increase which would negatively impact our gross margin or limit our manufacturing of certain products.

 We use copper foil, chemical solutions, gold, laminated layers of fiberglass and other commodities in the manufacture of our products. We use preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market, and numerous other potential suppliers exist. However, depending on demand, we may experience increases in raw material prices, which can negatively affect our gross margins. Suppliers may from time to time extend lead times, limit supplies or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis. There has been and continues to be consolidation among our suppliers that could limit the available sources and locations from which we can purchase our materials. It could also have a negative effect on our ability to negotiate competitive pricing. Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

 If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

 The market for our manufacturing services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to raise additional funds in order to respond to technological changes as quickly as our competitors.

 The printed circuit board market is very competitive, and our business could be adversely affected if we are unable to compete effectively using our quick-turn, high technology manufacturing services.

 The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We anticipate competition to continue creating pricing pressure and a possible loss in sales. Our competitors include TTM Technologies Inc., Merix Corporation, and DDi Corp. domestically and, to a lesser extent, various Asian manufacturers discussed above. Many of our competitors and potential competitors have advantages over us, including greater financial, engineering and manufacturing resources, larger customer bases, and more established sales and marketing channels.

 With these advantages, our competitors may have the ability to respond more quickly to rapidly changing technologies and devote greater resources to the sale of their products. The printed circuit board industry has been consolidating and we expect that trend to continue, leaving fewer but larger printed circuit board companies with greater resources. This could lead to increased pricing and competitive pressures. In addition, these companies may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements. We must continually develop improved manufacturing processes to meet our customers' needs for complex products.

 If we were to revalue our existing intangible assets downward, our operating results would be negatively affected.

 As of July 31, 2005 our balance sheet reflected $12.4 million of goodwill and intangible assets. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.

 Our  manufacturing processes depend  on  the  collective industry experience
 of our  employees.   If these  employees were  to leave,  our  manufacturing
 processes might suffer and we might not be able to compete effectively.

 We rely on the collective experience of our employees to ensure we continuously evaluate and adopt new technologies in our industry. If a significant number of our employees involved in our manufacturing processes were to leave our employment, and we were not able to replace these people with new employees with comparable experience, our manufacturing processes might suffer as we may be unable to keep up with innovations in the industry. As a result, we may lose our ability to continue to compete effectively.

 Defects in our products could result in financial or other damages to our customers, which could result in reduced demand for our services and liability claims against us.

 Products are manufactured to our customers' specifications, which are highly complex, and despite our quality control and quality assurance efforts, there could be defects in the products we manufacture. Such defects, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. Since our products are used in products that are integral to our customers' businesses, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board. Some of our products are used in aircraft and military equipment, the failure of which would have devastating effects on the end user. Our sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims. However, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time-consuming and costly to defend.

 Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.

 We are regulated by federal, state and local environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. While we believe we are in substantial compliance with these environmental laws, we may violate such laws in the future due to human error, equipment failure, or failure to identify changes in laws. Compliance is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include: spent ammoniacal etching solutions, metal stripping solutions, and hydrochloric acid solution containing palladium; waste water, which contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at one or more of our facilities, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

 Recent Accounting Pronouncements

 In November 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on August 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

 In December 2004 FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R)is now effective for annual, rather than interim periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).

 In May 2005 FASB issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 30" ("SFAS 154"). The SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.


 ITEM 7.   FINANCIAL STATEMENTS

      The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of KBA Group LLP, independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on Page F-1


 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with the Company's independent accountants within the past two years concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


 ITEM 8A.  CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Management had previously performed this evaluation at the end of the quarter ended April 30, 2005, had identified weaknesses, and had concluded that our disclosure controls and procedures were not effective. Specific weaknesses identified included
 (i) inadequate staffing levels in the accounting department, (ii) lack of public company reporting experience, and (iii) lack of a disclosure committee. During the quarter ended July 31, 2005, management addressed these weaknesses identified in its evaluation. Based on the changes in internal control over financial reporting discussed below, management has concluded that our disclosure controls and procedures are effective in ensuring that material information is timely communicated to appropriate management personnel, including the Chief Executive Officer and Chief Financial Officer, to enable such personnel to evaluate information and determine the information required to be included in our periodic SEC reports. During the last fiscal quarter, a disclosure committee was established and within 90 days prior to the filing date of this report, carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other senior management, of the effectiveness of the design and operation of our disclosure controls and procedures

      Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the SEC, our first annual report on internal control over financial reporting is due for inclusion in our Annual Report on Form 10-KSB for the twelve month period ending July 31, 2007. In the future, we expect to begin the process of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as required by Rule 13a-15(c) under the Exchange Act. Although we have not yet begun the formal evaluation process, we have informally identified certain areas, such as project job cost accounting and inventory accounting, in which we expect to see improvement in our internal control as a result of the process.

      Changes in internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there have been changes in our internal control over financial reporting during the period that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The following changes have occurred during the last fiscal quarter: (i) the number of staff in the accounting department was increased,
 (ii) certain  positions  in  the accounting  and  finance  departments  were upgraded, (iii) closing schedules and other control procedures have been established and (iv) a disclosure committee was established and within 90 days prior to the filing date of this report, carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other senior management, of the effectiveness of the design and operation of our disclosure controls and procedures.


 ITEM 8B.  OTHER INFORMATION

      None.


                                 PART III


 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following sets forth, with respect to each director, officer and significant employee as of July 31, 2005, his name, age, period of service, present position, if any, with the Company and other business experience. The Company's sole director serves a one-year term between annual meetings of shareholders. The director named below will serve until the next annual meeting of our shareholders or until his successor is duly elected and have qualified. Executive officers and significant employees serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer, except as indicated below.

      Brad Jacoby, age 49, is President, CEO, Chairman and sole Director of the Company. Mr. Jacoby founded LSC in 1985 in Wylie, Texas and has served as its President and CEO since its inception. Prior to founding LSC, Mr. Jacoby held various positions at Cuplex, Inc., a printed circuit board manufacturer.

      Brent Nolan, age 40, is Vice President and Chief Operating Officer ("COO") of the Company. Mr. Nolan joined LSC in 1993, was promoted to Vice President in 1996, and was named Chief Operating Officer of the Company in November 2004. Prior to joining LSC, he served as part of the management team at Cuplex, Inc. [He is the brother of James B. Nolan, Director of Operations for the Company.]

      Brad J. Peters, age 38, is Vice President and Chief Financial Officer ("CFO") of the Company. Mr. Peters joined LSC in 2000 and served as Sales and Customer Service Manager. He was promoted to Finance and Accounting Manager in 2004. In November 2004 he became the Company's Chief Financial Officer. Prior to joining Lone Star Circuits, he held various positions at Asia Circuits, DDi Corp. and HR Industries.

      Brett A. Whitman, age 44, is Vice President of Military Operations for the Company. Mr. Whitman joined LSC in 2002 and served as Manager of
 Military Operations. He was promoted to Vice President of Military Operations in November 2004. Prior to joining LSC, he held various positions at DDi Corp., Ambitech and Diceon.

      James B. Nolan, age 42, is Director of Operations for the Company. Mr. Nolan joined LSC in 1998 as Operations Manager, and was promoted to Director of Operations of the Company in November 2004. Prior to joining LSC, he served as Vice President of Manufacturing at DDi Corp., a printed circuit board manufacturer. [He is the brother of Brent Nolan, Vice President and Chief Operating Officer of the Company.]

      The Company has not established an Audit Committee. Therefore, the Board of Directors has not designated any of its members as an "audit committee financial expert" as defined by the rules and regulations of the SEC.

 Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act ("Section 16(a)"), requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities ("10% Owners") to file initial reports of beneficial ownership of our securities and changes in such beneficial ownership with the SEC (collectively, the reports are referred to as "Section 16 reports"). Directors, officers and 10% Owners are also required by SEC regulations to furnish us with copies of all Section 16 reports that they file.

      Based solely upon a review of the copies of the Section 16 reports furnished to us, or written representations that no other reports were required during the fiscal year ended July 31, 2005, we believe that all
 Section 16(a) filing requirements applicable to our directors, officers and 10% Owners were complied with.

 Code of Ethics

      We have  adopted  a  code  of ethics  that  applies  to  our  principal executive officer, our principal financial officer, and other senior management. A copy of our code of ethics is posted on our website at www.integratedperformsys.com.


 ITEM 10.  EXECUTIVE COMPENSATION


 Summary Compensation Table

      The following table summarizes the compensation paid by IPS and by LSC over the last three completed fiscal years to our Chief Executive Officer and each other executive officer who received compensation exceeding
 $100,000 during the fiscal year ended July 31, 2005 (each a "Named Executive
 Officer").

                                                                     Long-Term Compensation
                                                           ---------------------------------------------
                                 Annual Compensation                Awards                   Payouts

                             ---------------------------   -------------------------------  ------------
     (a)               (b)    (c)     (d)       (e)           (f)             (g)               (h)          (i)
 Name and             Year                  Other Annual   Restricted      Securities                     All Other
 Principal           Ended   Salary  Bonus  Compensation  Stock Awards  Underlying Options  LTIP Payouts Compensation
 Position           July 31   ($)     ($)       ($)           ($)           (#)(1)              (#)          ($)
 ------------------ -------  ------  -----  ------------  ------------  ------------------  ------------ ------------
 Brad Jacoby, Chief  2005   333,328      -          -             -                  -               -     360,000 (2)
 Executive Officer   2004         -      -          -             -                  -               -   1,168,167 (2)
                     2003         -      -          -             -                  -               -     569,000 (2)

 Brent Nolan, Chief  2005   192,500 20,002 (3)      -             -         21,538,462               -         423 (4)
 Operating Officer   2004   164,409      -          -             -                  -               -           -
                     2003   162,603      -          -             -                  -               -           -

 Brett A. Whitman,   2005   102,500      -          -             -                  -               -       1,270 (4)
 VP of Military      2004         -      -          -             -                  -               -           -
 Operations (5)      2003         -      -          -             -                  -               -           -

 Brad J. Peters,     2005    78,333      -          -             -                  -               -           -
 Chief Financial     2004         -      -          -             -                  -               -           -
 Officer (6)         2003         -      -          -             -                  -               -           -

 D. Ronald Allen (7) 2005     5,000      -          -             -                  -               -           -
                     2004    10,400      -          -             -                  -               -           -
                     2003    10,400      -          -             -                  -               -           -


 (1) Represents options issued by the current CEO of the Company to purchase shares of Common Stock issuable to him upon the conversion of shares of his Series F Preferred Stock. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options.
 For financial reporting purposes, these options have been accounted for as deemed grants from the Company.

 (2) Represents consulting fees paid by LSC to JACCO Investments. Mr. Jacoby is the general partner of the entity that owns JACCO Investments. In fiscal
 2004 and 2003, Mr. Jacoby did not receive a salary from LSC.

 (3) Represents bonuses earned in fiscal 2005, based on 2005 performance, that will be paid in fiscal 2006.

 (4) Represents matching contributions by the Company under its 401(k) plan.

 (5) Mr. Whitman became a Named Executive Officer in connection with the Merger.

 (6) Mr. Peters became a Named Executive Officer in connection with the Merger. The employment agreement between the Company and Mr. Peters was amended effective September 1, 2005 to include annual salary of $120,000.

 (7) Mr. Allen resigned as CEO of the Company on November 24, 2004.


 Option/SAR Grants in Last Fiscal Year

      The following table provides information regarding stock options granted during the fiscal year ended July 31, 2005 to each of the Named Executive Officers. No stock appreciation rights were granted during the fiscal year ended July 31, 2005.


    (a)                 (b)                (c)            (d)           (e)

                       Number of         % of Total
                       Securities       Options/SARS    Exercise
                       Underlying        Granted to     or Base
                      Options/SARS      Employees in    Price       Expiration
      Name           Granted (#)(1)     Fiscal Year     ($/Sh)          Date
 -----------------   --------------     ------------   --------     ----------

 Brent Nolan           21,538,462            54%         $0.15       11/24/14


 (1) Represents options issued by the current CEO of the Company to purchase shares of Common Stock issuable to him upon the conversion of shares of his Series F Preferred Stock. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options have been accounted for as deemed grants from the Company.

 Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table provides information about the number and value of unexercised options for the Named Executive Officers as of July 31, 2005. No stock options were exercised during the fiscal year and no stock appreciation rights have been granted.


                          Number of Securities     Value of Unexercised
                         Underlying Unexercised        In-the-Money
                          Options/SARs as of        Options/SARS as of
                           July 31, 2005 (#)         July 31, 2005 ($)
                             Exercisable/              Exercisable/
     Name                    Unexercisable             Unexercisable
  --------------------   ----------------------   ----------------------
  Brent Nolan                21,538,462 / 0                0 / 0


 Long-Term Incentive Plan ("LTIP") Awards

      No awards under LTIPs were made to any of the Named Executive Officers during the most recent fiscal year.

 Compensation of Directors

      Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

 Employment Contracts and Termination and Change-in-Control Arrangements

      As of July 31, 2005 the Company had employment agreements with the following Named Executive Officers:

 Brad Jacoby

      Effective November 30, 2004 the Company entered into a three year employment agreement with its CEO, Mr. Jacoby. This agreement provides, among other things, for annual base compensation of $500,000, which may be increased from time to time at the discretion of the Board of Directors, and a bonus pursuant to objectives to be established by the Board of Directors from time to time. Payouts under such bonus plans shall range from 0% to 90% of base salary depending on actual performance. As of July 31, 2005, no such bonus objectives had been established.

      The employment agreement stipulates that, at the end of its original three year term, the agreement shall automatically renew for successive two year terms unless notice is given by either party at least 90 days prior to the automatic renewal date.

      Upon termination of Mr. Jacoby's employment by the Company without cause or by Mr. Jacoby with good reason, within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Jacoby regular pay through the date of termination, including pro-rated bonus for any partial years, (ii) pay Mr. Jacoby a lump sum payment equal to (A) 36 months of his then-current annualized salary, plus (B) the aggregate annual bonus compensation paid for the preceding three full years or three times the target bonus for the year of termination, whichever is greater, (iii) vest all outstanding stock options, and (iv) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for two years.

 Brent Nolan

      Effective November 30, 2004 the Company entered into a two year employment agreement with its COO, Mr. Nolan. This agreement provides, among other things, for annual base compensation of $200,000, which may be increased from time to time at the discretion of the Board of Directors, and a bonus pursuant to a formula. The formula calls for a bonus percentage of a base amount. The bonus base amount is the annual revenue of the Company for the previous fiscal year, less expenses associated with tooling and testing. The bonus percentages are as follows: for base amounts of $0 to $20 million, the bonus percentage is 0%; for base amounts of $20 million to $30 million, the bonus percentage is 0.2% of the bonus base; for base amounts of $30 million to $40 million, the bonus percentage is 0.1% of the bonus base; and for base amounts over $40 million, the bonus percentage is 0.05% of the bonus base.

      The employment agreement stipulates that, at the end of its original two year term, the agreement shall automatically renew for successive one year terms unless notice is given by either party at least 90 days prior to the automatic renewal date.

      Upon termination of Mr. Nolan's employment by the Company without cause or by Mr. Nolan with good reason, within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Nolan regular pay through the date of termination, including pro-rated bonus for partial year,
 (ii) pay Mr. Nolan a lump sum payment equal to (A) 24 months of his then-current annualized salary, plus (B) the aggregate annual bonus compensation paid for the preceding two full years or two times the target bonus for the year of termination, whichever is greater, (iii) vest all the outstanding stock options, and (iv) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for two years.

 Brett A. Whitman

      Effective November 30, 2004 the Company entered into a two year employment agreement with its Vice President of Military Operations, Mr.
 Whitman. This agreement provides, among other things, for annual base compensation of $120,000, which may be increased from time to time at the discretion of the Board of Directors.

      The employment agreement stipulates that, at the end of its original two year term, the agreement shall automatically renew for successive one year terms unless notice is given by either party at least 60 days prior to the automatic renewal date.

      Upon termination of Mr. Whitman's employment by the Company without cause or by Mr. Whitman with good reason, within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Whitman regular pay through the date of termination, (ii) pay Mr. Whitman a lump sum payment equal to 24 months of his then-current annualized salary, and (iii) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for 24 months.

 Brad J. Peters

      Effective November 30, 2004 the Company entered into a two year employment agreement with its CFO, Mr. Peters. This agreement provides, among other things, for annual base compensation of $85,000, which amount was increased to $120,000 in an amendment to the agreement effective September 1, 2005. The amount may be further increased from time to time at the discretion of the Board of Directors. The agreement, as amended, also calls for a bonus pursuant to a formula. The formula calls for a bonus percentage of a base amount. The bonus base amount is the annual revenue of the Company for the previous fiscal year, less expenses associated with tooling and testing. The bonus percentages are as follows: for base amounts of $0 to $20 million, the bonus percentage is 0%; for base amounts of $20 million to $30 million, the bonus percentage is 0.2% of the bonus base; for base amounts of $30 million to $40 million, the bonus percentage is 0.1% of the bonus base; and for base amounts over $40 million, the bonus percentage is 0.05% of the bonus base.

      The employment agreement stipulates that, at the end of its original two year term, the agreement shall automatically renew for successive one year terms unless notice is given by either party at least 60 days prior to the automatic renewal date.

      Upon termination of Mr. Peters' employment by the Company without cause or by Mr. Peters with good reason, within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Peters regular pay through the date of termination, including pro-rated bonus for partial year, (ii) pay Mr. Peters a lump sum payment equal to (A) 35 months of his then-current annualized salary, plus (B) the aggregate annual bonus compensation paid for the preceding 2.9 years or 2.9 times the target bonus for the year of termination, whichever is greater, (iii) vest all outstanding stock options, and (iv) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for 2.9 years.

      Under the terms of their employment agreements, Mr. Jacoby, Mr. Nolan and Mr. Peters are also eligible for stock option grants. Mr. Nolan and Mr. Peters are eligible for grants of up to 5,384,615 and 100,000 options, respectively. Mr. Jacoby is eligible to participate in the annual grant of the Company's Stock Option Plan. As of July 31, 2005, no such plan had been approved by the Board of Directors and no options had been granted pursuant to any of the employment agreements. The options granted during fiscal 2005 to Mr. Nolan were issued by Mr. Jacoby to Mr. Nolan and represent options to purchase shares of Common Stock issuable to Mr. Jacoby upon conversion of shares of his Series F Preferred Stock. The Company is not a direct party to the agreement and no new shares will be issued upon the exercise of the options.


 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The following table sets forth, as of December 18, 2005, the number of shares of the Company's Common Stock and Series F Convertible Preferred Stock beneficially owned by (i) each person known by the Company to be the holder of more than five percent of our Common Stock or Series F Convertible Preferred Stock, (ii) each director or nominee for election as a director,
 (iii) each Named Executive Officer, and (iv) all of the Company's directors and Executive Officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock or Series F Preferred Stock owned by such holder. Our voting securities consist of our Common Stock and Series F Convertible Preferred Stock. Holders of our Series F Convertible Preferred Stock are entitled to one thousand votes for each share held. Except as otherwise noted, each person's address is c/o Integrated Performance Systems, Inc., 901 Hensley Lane, Wylie, Texas 75098.


  Name and Address of             Title of     Amount and Nature of   Percent
  Beneficial Owner                Class        Beneficial Ownership   of Class
  ----------------------------  ------------   ---------------------  --------

  D. Ronald Allen                 Common       23,774,391 shares (1)    38.88%
  17300 Dallas Parkway
  Suite 2040
  Dallas, Texas 75248

  Associates Funding Group        Common        4,225,720 shares         6.91%
  17300 Dallas Parkway
  Suite 2040
  Dallas, Texas 75248

  China Voice Holding Corp.       Common        5,700,000 shares         9.32%
  17300 Dallas Parkway
  Suite 2040
  Dallas, Texas 75248

  Hanover Financial               Common        5,000,000 shares         8.18%
  Services Inc.
  1365 Drexel St Ste 101
  Boulder, Colorado 80305

  Clif Rowe                       Common        3,986,000 shares         6.52%
  4612 S C Rd 1311
  Odessa, Texas 79765

  Touchstone Enterprises Inc.     Common        4,197,951 shares         6.86%
  17300 Dallas Parkway
  Suite 2040
  Dallas, Texas 75248

  Brett A. Whitman                Common            7,820 shares (2)     0.01%

  Winterstone Management Inc.     Common        4,087,244 shares         6.68%
  17300 Dallas Parkway
  Suite 2040
  Dallas, Texas 75248

  Brad Jacoby                     Common      193,829,000 shares (4)    76.02%


  Brad Jacoby                    Series F         193,829 shares          100%
                                Preferred (3)

  All Directors and Named        Common             7,820 shares         0.01%
  Executive Officers as a        Series F
  group (2 persons)              Preferred        193,829 shares         100%

 (1) Includes shares owned of record by the following entities: 4,225,720 by Associates Funding Group, 849,485 by BC&Q Corp., 1,689,483 by CMLP Group Ltd., and 4,087,244 by Winterstone Management Inc. Also includes shares owned of record by the following entities over which Mr. Allen exercises voting control but disclaims beneficial ownership: 130,000 by Associates Funding Group, trustee, 50,000 by Custer Company Inc., 1,215,000 by Landmark Lakes Ltd, 678,000 by Integrated Performance Business Services Corp., 500,000 by Southern Cross Realty Corp., 451,508 by Syspower Corp. and 4,197,951 by Touchstone Enterprises Inc. Also includes 5,700,000 shares owned of record by China Voice Holding Corp., of which corporation Mr. Allen is beneficial owner of approximately 66% of the issued and outstanding shares of common stock.

 (2) Includes 3,370 shares  beneficially owned by  Mr. Whitman's  wife.   Mr.
 Whitman disclaims any beneficial interest in these shares.

 (3) Series F Convertible Preferred Stock; $0.01 par value; convertible at option of the holder into 1,000 shares of Common Stock per share of Series F Convertible Preferred Stock.

 (4) Assumes   conversion  of  Series  F  Convertible  Preferred  Stock.   As
 converted, the Series F Convertible Preferred Stock represents 193,829,000 shares or 76.02% of the total class of Common Stock.


 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Brad Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into Common Stock at any time at a conversion price of $0.15 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly, and the principal was originally due February 28, 2005 and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Common Stock owned by D. Ronald Allen. On October 28, 2005 both of the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes. Interest expense and accrued interest related to the Notes totaled $226,800 for the fiscal year ended July 31, 2005.

      The Company leases both of its operating facilities from JACCO Investments, an entity owned by Mr. Jacoby. For the years ended July 31, 2005 and 2004, the Company incurred lease expense totaling $900,000 and $1,008,147, respectively, related to these operating leases. The Company has guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. As of July 31, 2005 amounts owed by JACCO Investments under mortgage note arrangements guaranteed by the Company totaled approximately $5,000,000. This is the maximum potential amount of future payment the Company would be required to make under the guarantee. In the event that JACCO Investments defaults on any of these respective loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. Mr. Jacoby also has personally guaranteed the mortgage notes.

      Effective August 26, 2003 the Company entered into a $2 million line of credit agreement ("LOC") with a bank, which was due on demand, bore interest at the bank's prime rate plus 1% (6.25% as of July 31, 2005) and matured October 15, 2004. The LOC was renewed and extended until October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by Mr. Jacoby. As of July 31, 2005, $1,455,560 was outstanding under the LOC.

      For the years ended July 31, 2005 and 2004, the Company incurred fees totaling approximately $360,000 and $1,168,169 respectively, to JACCO Investments for management services. As of July 31, 2005 the Company did not owe JACCO Investments any fees related to these management services.

 EXHIBITS

 Exhibit
 Number    Description of Exhibit
 --------  ----------------------
 2.1* Agreement and Plan of Reorganization by and between Performance Interconnect Corp, its undersigned shareholders and Espo's, Inc. (filed as Exhibit 2.1 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).

 2.2* Agreement and Plan of Merger by and among Integrated Performance Systems, Inc. & Best Circuit Boards, Inc. (dba: Lone Star Circuits) dated October 22, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 28, 2004).

 2.3* First Addendum to the Agreement and Plan of Merger between Integrated Performance Systems, Inc. and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed December 1, 2004).

 2.4*      Closing Document between the Company and Best Circuit
           Boards, Inc. dated November 24, 2004 (filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-QSB filed
           April 27, 2005).

 2.5* Asset Purchase Agreement between Performance Interconnect Corp. of North Texas, Inc. and LSC Asset Acquisition Corp. dated October 22, 2004 (filed as Exhibit 2.4 to the
           Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 2.6* Asset Purchase Agreement between Performance Application Technologies Inc. and LSC Asset Acquisition Corp. dated October 22, 2004 (filed as Exhibit 2.5 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 2.7* Asset Purchase Agreement between North Texas PC Dynamics Inc. and LSC Asset Acquisition Corp. dated October 22, 2004 (filed as Exhibit 2.6 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 2.8* Stock Purchase Agreement between the Company and Integrated Performance Business Services Corp. dated November 24, 2004 (filed as Exhibit 2.7 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 3.1* Certificate of Incorporation of Espo's, Inc. filed with the New York Secretary of State, November 29, 1990 (filed as
           Exhibit 3.1 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).

 3.2* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, July 17, 1998 (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).

 3.3* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, October 27, 1998 (filed as Exhibit 3.3 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).

 3.4* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, March 20, 2000 (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).

 3.5* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, April 4, 2001 (filed as Exhibit 3.6 to the Company's
           Current Report on Form 8-K filed April 27, 2001).

 3.6* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, August 12, 2002 (filed as Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed April 19, 2004).

 3.7* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, February 10, 2003 (filed as Exhibit 3.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed April 19, 2004).

 3.8* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, May 30, 2003 (filed as Exhibit 3.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed April 19, 2004).

 3.9* Certificate of Amendment of Certificate of Incorporation of the Company filed with the New York Secretary of State, December 28, 2004 (filed as Exhibit 4.1 to the Company's Amendment to Current Report on Form 8-K/A filed February 7,
           2005).

 3.10*     Bylaws of the Company (filed as Exhibit 3.5 to the
           Company's Registration Statement on Form 10-SB (File
           No. 000-30794), filed on April 12, 2000).

 4.1*      Certificate of Designation of Series F Preferred Stock
           (filed as Exhibit 4.1 to the Company's Amendment to Current Report on Form 8-K/A filed February 7, 2005).

 4.2* Secured Convertible Promissory Note One for $1 million dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby (filed as Exhibit 4.2 to the
           Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 4.3* Secured Convertible Promissory Note Two for $200,000 dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby (filed as Exhibit 4.3 to the Company's
           Quarterly Report on Form 10-QSB filed April 27, 2005).

 4.4* First Addendum to Secured Convertible Promissory Note Two for $200,000 dated April 20, 2005 between the Company and Brad Jacoby (filed as Exhibit 4.4 to the Company's
           Quarterly Report on Form 10-QSB filed April 27, 2005).

 4.5* Secured Convertible Promissory Note Three for $3 million dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby (filed as Exhibit 4.5 to the
           Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 4.6* First Addendum to Secured Convertible Promissory Note Three for $3 million dated April 20, 2005 between the Company and Brad Jacoby (filed as Exhibit 4.6 to the Company's
           Quarterly Report on Form 10-QSB filed April 27, 2005).

 4.7** Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 dated October 28, 2005 between the Company and Best Circuit Boards, Inc. and
           Brad Jacoby and payable to Brad Jacoby.

 10.1* Financing Agreement dated as of November 12, 2003 by and between the Company and SMI Chips, Inc. (filed as Exhibit
           10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed April 19, 2004).

 10.2* Agreement dated as of February 27, 2004 between the Company, Hughes Corporation, VoIUM Technologies Ltd, Nations Corp Limited, Nations Investment Corp and China Voice Corp (filed as Exhibit 2.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed April 19, 2004).

 10.3* Agreement for Management Consulting Services between the Company and Brad Jacoby dated July 23, 2004 (filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form
           10-QSB filed October 20, 2004).

 10.4* Stock Escrow and Security Agreement between Ron Allen, the Company, Brad Jacoby and Best Circuit Boards, Inc. dated September 16, 2004 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed October 20, 2004).

 10.5* Addendum to Stock Escrow and Security Agreement between Ron Allen, the Company, Brad Jacoby and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 10.6* "Giveback" Agreement between Associates Funding Group, CMLP Group Ltd. and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit 10.4 to the Company's Quarterly
           Report on Form 10-QSB filed April 27, 2005).

 10.7* Employment Agreement dated November 30, 2004 by and between the Company and Brad Jacoby (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 10.8* Employment Agreement dated November 30, 2004 by and between the Company and Brad Peters (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 10.9* Employment Agreement dated November 30, 2004 by and between the Company and Brent Nolan (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 10.10* Employment Agreement dated November 30, 2004 by and between the Company and James B. Nolan (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.11* Employment Agreement dated November 30, 2004 by and between the Company and Brett Whitman (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.12* Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note One in the amount of $1 million (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.13* Security Agreement #1 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note One in the amount of $1 million (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.14* Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Two in the amount of $200,000 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.15* Security Agreement #1 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Two in the amount of $200,000 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.16* Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Three in the amount of $3 million (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.17* Security Agreement #1 dated November 24, 2004 by LSC Merger Corp, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Three in the amount of $3 million (filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

 10.18*    Letter Loan Agreement dated March 21, 2005 between the
           Company and Compass Bank (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB filed April 27,
           2005).

 10.19* Lease of Personal Property dated March 21, 2005 by and between Best Circuit Boards, Inc. dba Lone Star Circuits and M&I First National Leasing Corp. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed June 13, 2005).

 10.20* Compromise and Settlement Agreement dated May 26, 2005 by and between the Company and La Jolla Cove Investors, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2005).

 10.21* Lease Termination and Release Agreement dated June 22, 2005 between the Company and Legacy Bank of Texas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 28, 2005).

 10.22*    Agreement dated June 22, 2005 between the Company and
           Legacy Bank of Texas (filed as Exhibit 10.2 to the
           Company's Current Report on Form 8-K filed June 28, 2005).

 10.23** First Amendment to Employment Agreement effective September 1, 2005 by and between the Company and Brad Peters.

 10.24*    Loan Agreement dated October 28, 2005 by and among the
           Company, Best Circuit Boards, Inc. and Brad Jacoby
           (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 18, 2005).

 10.25* Amended and Restated Security Agreement #1 dated October 28, 2005 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 18, 2005).

 10.26*    Amended and Restated Security Agreement #1 dated October
           28, 2005 by Best Circuit Boards, Inc., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 18, 2005).

 10.27* Credit and Security Agreement dated October 28, 2005 by and between Best Circuit Boards, Inc. and Compass Bank (filed as
           Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 18, 2005).

 10.28* Promissory Note for $2,250,000 dated October 28, 2005 between Best Circuit Boards, Inc. and Compass Bank (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 18, 2005).

 21**      Subsidiaries of the Company.

 31.1** Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2** Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32**      Certifications of Chief Executive Officer and Chief
           Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Incorporated herein by reference to the respective filings identified above.

 **  Filed herewith.


 ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      KBA Group LLP ("KBA") served as the Company's principal accountants for the years ended July 31, 2004 and 2005, and the Board of Directors has selected them to be the principal accountants for the 2006 fiscal year.

      Fees billed to the Company by KBA for the fiscal years ending July  31,

 2005 and 2004 were as follows:

                                             Fees
                                     -------------------
           Services Rendered          FY 2005    FY 2004
           ----------------------    --------   --------
           Audit Fees               $ 178,372  $ 104,945
           Audit-Related Fees           8,690          -
           Tax Fees                     7,700          -
           All Other Fees                   -          -
                                     --------   --------
           Total                    $ 194,762  $ 104,945
                                     ========   ========

      Audit Fees for fiscal year 2005 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB. Audit fees for fiscal year 2004 include fees for the audit of the annual financial statements of LSC for fiscal years 2004 and 2003 in conjunction with the Merger of the Company and LSC, in which the financial statements of LSC became the historical financial statements of the Company. Audit-Related Fees include amounts paid for review of the Company's reports on Form 8-K and shareholder information statements.

      Tax Fees were for professional services for federal and state tax compliance and tax advice.

      All Other Fees were for services other than the services reported above. There were no Other Fees incurred in fiscal years 2005 or 2004.

      Audit Committee's Pre-Approval Policies and Procedures. As disclosed above in Item 9, the Company does not have an Audit Committee. The Board of Directors has not adopted any pre-approval policies or procedures.

 SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               INTEGRATED PERFORMANCE SYSTEMS, INC.


  Date: January 5, 2006        By: /s/ BRAD JACOBY
                               --------------------------------------------
                               Brad Jacoby
                               President, Chief Executive Officer, Chairman
                               and sole Director


  Date: January 5, 2006        By: /s/ BRAD J. PETERS
                               --------------------------------------------
                               Brad J. Peters
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                                JULY 31, 2005

                              TABLE OF CONTENTS


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .......   F-3

 CONSOLIDATED BALANCE SHEET ....................................   F-4

 CONSOLIDATED STATEMENTS OF OPERATIONS .........................   F-5

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ...............   F-6

 CONSOLIDATED STATEMENTS OF CASH FLOWS .........................   F-7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................   F-8

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 The Sole Director and Stockholders
 Integrated Performance Systems, Inc.

 We have audited the accompanying consolidated balance sheet of Integrated Performance Systems, Inc. and Subsidiaries (the "Company") as of July 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2005 and 2004.
 These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Performance Systems, Inc. and Subsidiaries as of July 31, 2005, and the consolidated results of their operations and their cash flows for the years ended July 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.


 KBA Group LLP
 Dallas, Texas
 September 19, 2005, except for Note 11 and Note 18, as to which the date is October 28, 2005.

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                July 31, 2005

        ASSETS

 Current assets:
   Cash                                                           $   272,866
   Trade accounts receivable, net of allowance
     for doubtful accounts of $38,041                               4,124,101
   Inventory                                                        2,080,430
   Prepaid expenses and other                                          96,298
   Income tax receivable                                              732,018
   Deferred income tax asset                                          114,440
                                                                   ----------
     Total current assets                                           7,420,153
                                                                   ----------

 Property and equipment, net                                        1,921,996

 Other assets:
   Goodwill                                                         8,448,914
   Customer base, net                                               3,975,025
                                                                   ----------
     Total other assets                                            12,423,939
                                                                   ----------
       Total assets                                              $ 21,766,088
                                                                  ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                              $  2,516,125
   Accrued expenses (including $226,800 interest to
     related party)                                                 1,229,274
   Line of credit                                                   1,455,560
   Notes payable, current portion                                     314,529
                                                                   ----------
     Total current liabilities                                      5,515,488
                                                                   ----------
 Noncurrent liabilities:
   Long-term debt, net of current maturities                           15,109
   Notes payable to related party                                   4,200,000
   Deferred income tax liability                                    1,705,570
                                                                   ----------
     Total long-term liabilities                                    5,920,679
                                                                   ----------
 Commitments and contingencies (see Note 12)

 Stockholders' equity:
   Preferred stock; par value $0.01; 10,000,000 shares
     authorized Series F Convertible; 300,000 shares
     authorized, 193,829 shares issued and outstanding                  1,938
   Common stock; par value  $0.01; 100,000,000 shares
     authorized; 61,152,194 shares issued and outstanding             611,522
   Additional paid-in capital                                      17,839,618
   Retained earnings                                               (8,123,157)
                                                                   ----------
     Total stockholders' equity                                    10,329,921
                                                                   ----------

       Total liabilities and stockholders' equity                $ 21,766,088
                                                                  ===========

         See accompanying notes to consolidated financial statements.

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations

                                                      Years Ended July 31,
                                                 ----------------------------
                                                      2005           2004
                                                 ------------    ------------
 Sales                                          $  31,143,168   $  22,475,291

 Cost of sales                                     25,517,449      18,885,311
                                                 ------------    ------------
 Gross profit                                       5,625,719       3,589,980
                                                 ------------    ------------
 Expenses:
 Selling, general and administrative expenses      12,083,000       3,438,285
 Amortization of customer base                        361,366               -
                                                 ------------    ------------
                                                   12,444,366       3,438,285
                                                 ------------    ------------

 Income (loss) from operations                     (6,818,647)        151,695
                                                 ------------    ------------
 Other income (expense):
   Interest expense                                  (186,492)        (68,974)
   Interest expense - related party                (4,426,800)              -
   Loss on extinguishment of debt                     (67,400)              -
   Other income                                        26,453         141,675
                                                 ------------    ------------
                                                   (4,654,239)         72,701
 Income (loss) before provision for
   income taxes                                   (11,472,886)        224,396

 Provision for income taxes                          (123,158)       (124,961)
                                                 ------------    ------------

 Net income (loss)                              $ (11,596,044)  $      99,435
                                                 ============    ============

 Net income (loss) per share, basic and diluted $       (0.24)  $        0.01
                                                 ============    ============
 Weighted average common shares
   outstanding, basic and diluted                  47,878,842      16,223,696
                                                 ============    ============

         See accompanying notes to consolidated financial statements.

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity

                                Preferred Stock       Common Stock                 Additional
                                ---------------    ------------------   Treasury    Paid-in      Retained
                                 Shares  Amount    Shares      Amount    Stock      Capital      Earnings        Total
                                -------  ------  ----------   -------  ----------  ----------   -----------    ----------
 Balance, August 1, 2003              - $     -      10,000  $ 10,000 $         -  $  222,484  $  3,373,452   $ 3,605,936
 Recapitalization in connection
   with the Merger (See Note 5) 193,829   1,938     (10,000)  (10,000)          -       8,062             -             -
                                 ------  ------  ----------   -------  ----------  ----------   -----------    ----------
 Balance, August 1, 2003        193,829   1,938           -         -           -     230,546     3,373,452     3,605,936
 (See Note 5)

 Net income                           -       -           -         -           -           -        99,435        99,435
                                -------  ------  ----------   -------  ----------  ----------   -----------    ----------
 Balance at July 31, 2004       193,829   1,938           -         -           -     230,546     3,472,887     3,705,371

 Shares held by legal IPS
   shareholders at Merger             -       -  66,537,230   665,372           -   9,612,816             -    10,278,188
 Distribution to shareholder
   through issuance of
   convertible promissory note
   pursuant to Merger Agreement       -       -           -         -           -  (4,200,000)            -    (4,200,000)
 Deemed beneficial conversion
   feature from convertible
   promissory                         -       -           -         -           -   4,200,000             -     4,200,000
 Common stock received in
   connection with the Merger         -       -           -         -    (949,740)    949,740             -             -
 Cancellation of treasury stock       -       -  (8,634,000)  (86,340)    949,740    (863,400)            -             -
 Issuance of shares for
   professional fees                  -       -     700,000     7,000           -      82,000             -        89,000
 Issuance of shares for
   cancellation of debt               -       -   2,548,964    25,490           -     227,916             -       253,406
 Deemed contributed equity
   by major shareholder               -       -           -         -           -   7,600,000             -     7,600,000
 Net loss                             -       -           -         -           -           -   (11,596,044)  (11,596,044)
                                -------  ------  ----------   -------  ----------  ----------   -----------    ----------
 Balance at July 31, 2005       193,829 $ 1,938  61,152,194  $611,522 $         - $17,839,618  $ (8,123,157)  $10,329,921
                                =======  ======  ==========   =======  ==========  ==========   ===========    ==========

         See accompanying notes to consolidated financial statements.


            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                      Years Ended July 31,
                                                 ----------------------------
                                                      2005           2004
                                                 ------------    ------------
 Cash flows from operating activities:
   Net income (loss)                            $ (11,596,044)  $      99,435
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:

       Depreciation and amortization                1,104,543         810,668
       Stock-based compensation                     7,689,000               -
       Non-cash interest expense from               4,200,000               -
         beneficial conversion feature
       Deferred tax expense                            41,017         113,961
       Loss on disposal of property and
         equipment                                     76,064           2,500
       Loss on extinguishment of debt                  67,400               -
       Changes in operating assets
       and liabilities:
         Trade accounts receivable                   (353,563)     (1,105,364)
         Inventory                                   (238,227)       (140,589)
         Prepaid expenses and other                   (90,225)              -
         Income tax receivable                       (180,928)         57,505
         Other assets                                  86,774          25,178
         Accounts payable                             244,347          45,359
         Accrued expenses                             127,480          (7,020)
                                                 ------------    ------------
   Net cash provided by (used in)
     operating activities                           1,177,638         (98,367)
                                                 ------------    ------------
 Cash flows from investing activities:
   Cash acquired through Merger                        78,763               -
   Merger costs                                      (209,805)              -
   Acquisition of property and equipment             (247,353)        (88,292)
                                                 ------------    ------------
   Net cash used in investing activities             (378,395)        (88,292)
                                                 ------------    ------------
 Cash flows from financing activities:
   Net borrowings on line of credit                   545,560         268,194
   Payments on long-term debt                      (1,327,909)       (571,049)
   Collections on advances to related parties          37,972         512,195
                                                 ------------    ------------
   Net cash provided by (used in)
     financing activities                            (744,377)        209,340
                                                 ------------    ------------
 Net increase in cash                                  54,866          22,681
 Cash, beginning of period                            218,000         195,319
                                                 ------------    ------------
 Cash, end of period                            $     272,866   $     218,000
                                                 ============    ============
 Supplementary disclosure of cash flow
 information:
   Interest paid                                $     119,996   $      68,974
                                                 ============    ============
   Income taxes paid (refunded)                 $     205,978   $     (57,505)
                                                 ============    ============

 Non-cash financing and investing activities
   Property and equipment purchased with debt   $     120,399   $     143,951
                                                 ============    ============
   Issuance of common stock in settlement
     of debt                                    $     253,407   $           -
                                                 ============    ============
   Fair value of shares held by legal IPS
     shareholders at Merger
                                                $  10,278,188   $           -
                                                 ============    ============

         See accompanying notes to consolidated financial statements.

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


 NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

 The consolidated financial statements have been prepared by Integrated Performance Systems, Inc. and its subsidiaries (the "Company" or "IPS") pursuant to the rules and regulations of the Securities and Exchange Commission.

 On November 24, 2004, a wholly owned subsidiary of IPS merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("LSC") and LSC became a wholly owned subsidiary of IPS. The beneficial owner of LSC acquired a controlling interest in the IPS and the transaction has been accounted for as a reverse merger (the transaction being referred to herein as the "Merger"). This means the Merger has been treated as if LSC acquired IPS and, consequently, the historical financial statements of LSC have become the historical financial statements of the Company for all periods presented.

 IPS comprises one reportable segment engaged in the manufacture and sale of products generally referred to as printed circuit boards, circuit boards or "pcb's".


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates and Assumptions
 --------------------------------

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

 Principles of Consolidation
 ---------------------------

 The accompanying consolidated financial statements include the accounts of Integrated Performance Systems, Inc. and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents
 -------------------------

 The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

 Accounts Receivable
 -------------------

 Trade  accounts  receivable  are  stated  at the amount  the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance.

 Inventory
 ---------

 Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends.

 Property and Equipment
 ----------------------

 Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

           Plant, machinery and equipment               5 - 7 years
           Leasehold improvements                          15 years
           Computer software and equipment              3 - 5 years
           Furniture and office equipment               5 - 7 years
           Motor vehicles                                   5 years

 Maintenance and  repairs  are expensed  as  incurred.   Major  renewals  and
 improvements are capitalized.

 Impairment of Long-lived Tangible Assets and Definite Lived Intangible Assets
 -----------------------------------------------------------------------------

 Long-lived tangible assets and definite lived intangible assets, including property and equipment and customer base, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. Impairment is recognized for the difference between the carrying amount and the fair value of the asset, generally estimated using discounted cash flows. No impairment was recognized on the Company's long-lived assets during fiscal years 2005 and 2004.

 Goodwill
 --------

 Goodwill is reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The goodwill on the Company's balance sheet at July 31, 2005, was recorded in November 2004 in conjunction with the Merger with LSC and represents the excess of the purchase price over the fair value of assets and liabilities acquired in the Merger (see Note 4). The Company tests its goodwill for impairment using a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step of the test is performed to measure the amount of goodwill impairment, if any. This step compares the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment charge is recognized for the amount of excess.

 At July 31, 2005, the fair value of the Company was estimated using the closing price of its common shares and assuming conversion of convertible debt and preferred stock held by its majority shareholder. This estimated fair value exceeded the carrying value of the Company and indicated that no impairment of goodwill existed at July 31, 2005.

 Revenue Recognition
 -------------------

 The Company generates revenue from custom built printed circuit boards, made to order using engineering and designs provided by the customer. All orders are manufactured to specific industry standards. The Company recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured, generally when products are shipped to the customer.

 The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. Because all orders are manufactured to specific industry standard and are electrically tested to insure compliance with such standards prior to shipment, returns have historically been minimal and the amount of returns has been immaterial.

 Shipping and Handling Costs
 ---------------------------

 Shipping and handling costs associated with outbound freight are included in cost of sales.

 Income Taxes
 ------------

 Deferred income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method, as prescribed by SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the asset and liability method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

 Stock-Based Employee Compensation
 ---------------------------------

 The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25." Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at, or in excess of, the fair value of the stock on the date of grant.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("FAS 148"). Under the provisions of SFAS 123, compensation expense is recognized based on the fair value of options on the grant date.

 The following tables illustrate the effect on net income if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation:

                                               For the Years Ended July 31,
                                            ---------------------------------
                                                2005                  2004
                                            ------------         ------------
  Net income (loss), as reported           $ (11,596,044)       $      99,435

    Add stock-based employee compensation
      expense included in reported net
      income (loss)                            7,600,000                    -
    Less stock-based employee compensation
      expense determined under the fair
      value method                            (9,176,887)                   -
                                            ------------         ------------
  Net income (loss), pro forma             $ (13,172,931)       $      99,435
                                            ============         ============
  Net income (loss) per share as reported,
    basic and diluted                      $       (0.24)       $        0.01
                                            ============         ============
  Net income (loss) per share pro forma,
    basic and diluted                      $       (0.28)       $        0.01
                                            ============         ============

 For pro forma disclosure purposes, the estimated fair value is amortized over the vesting term of the option and is determined on the date of grant using the Black-Scholes option-pricing model. The options granted during fiscal 2005 vested immediately upon grant. The following assumptions for stock options granted during fiscal 2005 were used:

 Expected dividend yield         0%
 Stock price volatility         73%
 Risk-free interest rate       4.5%
 Expected option term       6 years

 The estimated per share fair value of options granted in fiscal 2005 was
 $0.23

 Earnings per share
 ------------------

 Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. As the Company incurred a net loss in 2005, all potentially dilutive securities would be considered antidilutive. Potentially dilutive securities include common shares issuable upon conversion of preferred stock, and convertible notes payable to related parties. Warrants to purchase a total of 531,667 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 40,000,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 16.

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all of its outstanding convertible securities.

 Recent Accounting Pronouncements
 --------------------------------

 In November 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on August 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

 In December 2004 FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R)is now effective for annual, rather than interim periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).

 In May 2005 FASB issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 30" ("SFAS 154"). The SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.


 NOTE 3 - MAJOR CUSTOMERS, VENDORS AND CONCENTRATIONS OF CREDIT RISK

 Financial   instruments   which   potentially   subject   the   Company   to
 concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.

 Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts. To minimize risk, the Company places its cash with high credit quality institutions.

 At July 31, 2005, four customers accounted for approximately 51% of the Company's total accounts receivable. The Company grants credit to its customers without collateral. Management has evaluated accounts receivable at July 31, 2005, and has provided an allowance for estimated uncollectible accounts. In the event of complete non-payment of accounts receivable, the maximum exposure to the Company is limited to the accounts receivable amount on the balance sheet.

 For the year ended July 31, 2005, the combined revenue from two customers accounted for approximately 40% of the Company's net sales. For the year ended July 31, 2004, the combined revenue from those two customers plus the revenue from an additional customer accounted for approximately 48% of net sales. The loss of one or more of our major customers would negatively impact our business, results of operations and financial condition.

 For the year ended July 31, 2005, two vendors accounted for approximately 41% of the purchases of raw materials. For the year ended July 31, 2004, two vendors accounted for approximately 36% of the purchases of raw materials. Management believes there is not a concentration risk in that other suppliers are capable of providing the needed materials if the current vendors could not meet the Company's requirements.


 NOTE 4 - MERGER

 On November 24, 2004, a wholly owned subsidiary of IPS merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("Lone Star Circuits" or "LSC"), and LSC became a wholly owned subsidiary of IPS. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in IPS as a result of this transaction and therefore, the transaction has been accounted for as a reverse merger (the transaction being referred to as the "Merger"). This means the Merger has been treated as if LSC acquired IPS and, consequently, the historical financial statements of LSC became the historical financial statements of IPS for all periods presented.

 Jacoby founded LSC in 1985. Prior to the Merger, LSC was a privately held manufacturer of printed circuit boards located in Wylie, Texas. Prior to the Merger, IPS was a printed circuit board and electronics component manufacturer located in Frisco, Texas.

 As noted above, in November 2004 the Company engaged in a series of transactions culminating with the Merger which resulted in a change of control and enhanced business operations of the Company. Immediately prior to the Merger:

   * LSC Asset Acquisition Corp. (a wholly owned subsidiary of LSC) acquired all of the assets and some, but not all, of the liabilities of three IPS subsidiaries (North Texas PC Dynamics, Inc., Performance Application Technologies, Inc., and Performance Interconnect Corp. of North Texas, Inc. (collectively, the "Subsidiaries"). The Subsidiaries comprised substantially all of the business operations of IPS prior to the Merger.

   * Immediately after the asset sales described above, the Company sold its 100% ownership interest in the Subsidiaries to Integrated Performance Business Services Corp. ("IPBSC"), an entity controlled by D. Ronald Allen ("Allen"), former Chief Executive Officer, controlling shareholder and director of the Company. The Subsidiaries held liabilities having a book value of $748,653 at the time of sale to IPBSC.

 The parties then entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") to accomplish the Merger. The significant terms of the Merger Agreement and the Merger were as follows:

   * The Company issued $4.2 million in convertible promissory notes and 193,829 shares of IPS Series F Convertible Preferred Stock (representing 76.02% of the Company's outstanding Common Stock assuming conversion) to Jacoby in exchange for 100% of the outstanding shares of LSC.

   * Associates Funding Group and CMLP Group, Ltd., entities controlled by Allen, agreed to contribute 8,634,000 shares of common stock to the Company, which shares were subsequently cancelled.

   * Allen entered into a stock escrow and security agreement whereby 10,851,832 shares of common stock beneficially owned by him were placed into escrow as security for (1) advances made by LSC to IPS prior to the closing of the Merger, (2) the Company's and Allen's indemnification obligations under the Merger Agreement, and (3) the convertible promissory notes issued to Jacoby. The Merger Agreement provides that the shares used to satisfy those obligations be valued based on a future equity financing of the Company. As of the date of filing this Annual Report, that equity financing has not occurred.

   * Jacoby became the majority shareholder, Chief Executive Officer ("CEO"), and sole director of the Company.

 Subsequent to the Merger, IPS moved its corporate headquarters to LSC's 101,000 square foot facility in Wylie, Texas. IPS is now a holding company doing business through its subsidiary LSC.

 Series F Convertible Preferred Stock

 The terms of the Merger Agreement provided for the issuance of 193,829 shares of Series F Convertible Preferred Stock, subject to adjustment as discussed below, to Jacoby as part of the consideration for 100% of the outstanding common stock of LSC. The terms of the Series F Convertible Preferred Stock contain no mandatory redemption provisions. The liquidation value per share is equal to the value of LSC divided by the number of outstanding shares of Series F Convertible Preferred Stock, and is payable prior to any distribution to the holders of the Company's common stock. Holders of the Series F Convertible Preferred Stock have the right to convert the preferred shares into common shares at the rate of one thousand shares of common stock for each share of Series F Convertible Preferred Stock outstanding. Holders of the Series F Convertible Preferred Stock are entitled to one thousand votes for each share of Series F Convertible Preferred Stock held. The Merger Agreement provides for adjustment to the number of Series F Convertible Preferred Stock issuable to Jacoby based upon a subsequent determination of the number of shares of Series F Preferred Stock necessary to provide Jacoby with the equivalent of 67.25% of the Company's outstanding common stock, after an equity financing contemplated by the Merger Agreement. As of the date of the filing of this report, that financing has not occurred.

 Convertible Promissory Notes

 Other terms of the Merger include the issuance of $4.2 million in convertible promissory notes (the "Notes") to Jacoby as part of the merger consideration. The Notes are convertible into common stock at any time at a conversion price of $0.15 per share. Notes in the principal amount of $3.2 million bear 8% interest payable monthly, with the principal balance originally due February 28, 2005, and subsequently renewed and extended to July 31, 2005. A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. The notes are secured by all assets of the Company and of LSC, by the outstanding stock of LSC and the Company, and by the common stock beneficially owned by D. Ronald Allen. The issuance of the Notes has been accounted for as a distribution of capital in the amount of $4.2 million. The value of the beneficial conversion feature on the date the Notes were originally issued was determined to be $4.2 million, (based on the difference between the conversion price and the quoted market price of the common stock on the date of issuance), and charged to interest expense during the year ended July 31, 2005 as the notes were convertible upon issuance.

 All of the Notes were refinanced on October 28, 2005.  See Note 11.

 Employment Agreement

 Prior to consummating the Merger, the Company entered into a consulting agreement with Jacoby to manage the Company. This arrangement was superseded by a three-year employment agreement for Jacoby to serve as CEO effective December 1, 2004.

 Stock Escrow and Security Agreement

 In connection with the Merger, D. Ronald Allen delivered 10,851,832 shares of common stock beneficially owned by him into escrow as security for (1) advances made by LSC to the Company prior to the closing of the Merger, (2) the Company's and Allen's indemnification obligations under the Merger Agreement and (3) the convertible promissory notes issued to Jacoby. The term of the stock escrow and security agreement expires on November 24, 2006. Jacoby was also granted the right to vote these shares for the duration of the escrow agreement.

 Contribution of Common Shares

 In connection with the Merger, entities controlled by Allen contributed 8,634,000 shares of common stock into the Company's treasury at fair value in the amount of $949,740. The treasury shares were canceled in February 2005.

 Merger Accounting

 The measurement date for the transaction was October 22, 2004, the date a substantially revised Merger Agreement was signed and announced. The Merger was accounted for using the purchase method of accounting, and LSC was determined to be the accounting acquirer. Accordingly, a new basis was established for IPS's assets and liabilities based upon fair value. The purchase price was determined to be $10,487,993 based upon the fair value of IPS on the transaction measurement date ($10,278,188) plus acquisition costs totaling $209,805. The fair value of IPS was determined based upon the quoted market price per share on and around October 22, 2004, times the number of shares of common stock outstanding on October 22, 2004.

 The allocation of the purchase price to the fair value of the IPS assets and liabilities is as follows:

 Cash                                                  $     78,763
 Accounts receivable                                        705,736
 Inventory                                                  425,143
 Property and equipment                                     607,173
 Goodwill                                                 8,622,794
 Customer base                                            4,336,391
 Other assets                                                32,911
                                                        -----------
      Total assets acquired                              14,808,911
                                                        -----------

 Accounts payable and accrued expenses                    1,405,155
 Deferred income taxes                                    1,597,618
 Notes payable                                            1,318,145
                                                        -----------
 Total liabilities assumed                                4,320,918
                                                        -----------

                                                       $ 10,487,993
                                                        ===========

 Customer base was recorded as a result of the Merger. The fair value was determined using estimated discounted future cash flows. The customer base is being amortized on a straight-line basis over a period of eight years. The carrying amount at July 31, 2005, is shown net of accumulated amortization of $361,366, the total amortization expense recognized for the current year. Estimated future amortization expense for the years ended July 31 is as follows:

                     2006                  $   542,049
                     2007                      542,049
                     2008                      542,049
                     2009                      542,049
                     2010                      542,049
                     Thereafter              1,264,780
                                            ----------
                     Total                 $ 3,975,025
                                            ==========

 Pro Forma Results of Operations

 The following unaudited pro forma consolidated results of operations have been prepared as if the Merger discussed above had occurred on August 1, 2003:

                                               For the years ended July 31,
                                            ---------------------------------
                                                2005                  2004
                                            ------------         ------------
  Revenues
    As reported                            $  31,143,168        $  22,475,291

    Pro forma                              $  33,219,086        $  28,319,729


  Net Income (loss)
    As reported                            $ (11,596,044)       $      99,435

    Pro forma                              $ (12,847,344)       $  (4,764,061)


  Net income (loss) per share - Basic
    As reported                            $       (0.24)      $         0.01

    Pro forma                              $       (0.27)      $        (0.29)

 The pro forma net loss for the year ended July 31, 2004, includes a non-recurring impairment charge of $1,710,472 incurred by IPS prior to the Merger and a non-recurring gain on the sale of subsidiaries in April 2004 in the amount of $935,422 realized by IPS prior to the Merger.


 NOTE 5 - STOCKHOLDERS' EQUITY

 The November 24, 2004, Merger of IPS with LSC has been accounted for as a reverse merger resulting in a change of reporting entity. The historical financial statements of LSC have become the historical financial statements of the Company for all periods presented. For financial reporting purposes the reverse merger has been treated as a recapitalization of LSC into the legal equity structure of IPS. The issuance of the Series F Preferred Stock has been treated as a component of the recapitalization. Retained earnings remain the retained earnings of LSC.


 NOTE 6 - INVENTORY

 Inventory consists of the following at July 31, 2005:

      Raw materials                              $    959,454
      Work in process                                 902,932
      Finished goods                                  246,044
                                                  -----------
                                                    2,108,430
      Reserve for obsolete inventory                  (28,000)
                                                  -----------
                                                 $  2,080,430
                                                  ===========

 NOTE 7 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at July 31, 2005:

      Plant machinery and equipment              $  6,227,706
      Leasehold improvements                          297,324
      Computer software and equipment                 414,007
      Furniture and office equipment                  145,964
      Motor vehicles                                  243,361
                                                  -----------
                                                    7,328,362
      Accumulated depreciation and amortization    (5,406,366)
                                                  -----------
                                                 $  1,921,996
                                                  ===========

 Depreciation and amortization expense for property and equipment totaled $743,177 and $810,668 for the years ended July 31, 2005 and 2004, respectively.


 NOTE 8 - ACCRUED EXPENSES

 Accrued expenses consist of the following at July 31, 2005:

      Compensation and benefits                     580,369
      Interest payable to related party             226,800
      Other interest payable                         33,803
      Property, sales and franchise taxes           171,640
      Other accrued expenses                        216,662
                                                -----------
                                               $  1,229,274


 NOTE 9 - LINE OF CREDIT

 The Company has a $2 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at the bank's prime rate plus 1% (6.25% at July 31, 2005) and matures October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by Jacoby. At July 31, 2005, $1,455,560 was outstanding under this LOC, and the Company was in compliance with all its covenants.

 See Note 18.


 NOTE 10 - LONG-TERM DEBT

 Long-term debt consists of the following at July 31, 2005:

 Note payable to financial institution payable in monthly
   installments of $7,035 including interest at 6.75%, matures
   March 31, 2006, collateralized by equipment                     $   54,881
 Note payable to financial institution payable in monthly
   installments of $3,296 including interest at 5.75%, matures
   September 30, 2005, collateralized by equipment                      6,545
 Note payable to bank, payable in monthly installments of
   $17,450 including interest at 5.75%, matures August 29, 2005,
   collateralized by equipment                                         17,363
 Note payable to individual A, accruing interest at
   24%, unsecured, in default as of June 20, 2004                     117,858
 Note payable to individual B, accruing interest at
   24%, unsecured, in default as of August 4, 2004                     50,000
 Note payable to individual C, accruing interest at
   24%, unsecured, in default as of April 15, 2005                     45,000
 Remaining monthly installment payable to Company D, in
   satisfaction of amounts due under settlement agreement
   (see below)                                                         15,000
 Other                                                                 22,991

                                                                      329,638
 Less current maturities of long-term debt                           (314,529)
                                                                    ---------
 Total long-term debt, less current maturities                     $   15,109
                                                                    =========

 On June 7, 2005, the Company settled the promissory note payable to Company D for $60,000, payable $15,000 upon execution of the settlement agreement plus three monthly installments of $15,000. One installment for $15,000 remained payable at July 31, 2005, and was paid in August 2005. The carrying amount of the debt including accrued interest on the date of the settlement was $75,713. The Company recorded a gain on the extinguishment of debt of $15,713, the difference between the settlement amount and the carrying amount of the debt.

 On July 15, 2005, the Company settled a convertible note payable in default as of September 27, 2004. The carrying amount of the note including accrued interest at the time of settlement was $21,935. The Company paid $10,000 in cash and issued 148,964 shares of common stock to the noteholder under the settlement. The value of the common stock was $13,407, using the quoted market price of $0.09 per share on July 15, 2005. The Company recorded a loss on extinguishment of debt for $1,472, the difference between the consideration given and the carrying amount of the debt. A warrant to purchase 10,000 shares of common stock issued to the noteholder was also cancelled.

 On May 19, 2005, the Company settled a convertible note payable for a total consideration of $440,000, comprised of $200,000 cash plus the issuance of
 2.4 million shares of common stock. The value of the common stock was $240,000, using the quoted market price of $0.10 per share on the date of the transaction. The total carrying amount of the debt including penalties and interest on the date of the settlement was $358,359. The Company recorded a loss on the extinguishment of debt for $81,641, the difference between the consideration given and the carrying amount of the debt.

 Future maturities of long-term debt are as follows for the years ended
 July 31:

                   2006       $ 314,529
                   2007           7,883
                   2008           7,226
                   2009               -
                   2010               -
                               --------
                              $ 329,638
                               ========


 NOTE 11 - NOTES PAYABLE TO RELATED PARTY

 On November 24, 2004, the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into common stock at any time at a conversion price of $0.15 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly, and the principal was originally due February 28, 2005, and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Company common stock owned by Allen. On October 28, 2005, both the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes.


 NOTE 12 - COMMITMENTS AND CONTINGENCIES

 The Company leases certain office and warehouse facilities, vehicles and office equipment under noncancellable operating lease agreements. The office and warehouse facilities are leased from JACCO Investments, an entity owned by Jacoby.

 Future minimum lease commitments for the years ending July 31 are as follows:

                     Related Party          Other                Total
                     -------------      -------------        -------------
   2006              $    900,000       $     352,799        $   1,252,799
   2007                   900,000             341,511            1,241,511
   2008                   900,000             321,236            1,221,236
   2009                   900,000             242,643            1,142,643
   2010                   900,000              15,269              915,269
   Thereafter           5,185,000                   -            5,185,000
                      -----------         -----------         ------------
                     $  9,685,000        $  1,273,458        $  10,958,458
                      ===========         ===========         ============

 For the years ended July 31, 2005 and 2004, rent expense under related party operating leases was $900,000 and $1,008,147, respectively, and rent expense under all other operating leases was $517,749 and $378,803, respectively.

 The Company has guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. At July 31, 2005, amounts owed by JACCO Investments under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $5,000,000. This is the maximum potential amount of future payment the Company would be required to make under the guarantee. In the event that JACCO Investments defaults on any of these respective loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0.

 Lease Agreement
 ---------------

 Prior to the Merger, IPS had leased a 60,000-sq. ft. manufacturing facility in Frisco, Texas from C-Gate Construction Company ("C-Gate"), an affiliate of D. Ronald Allen, the former Chief Executive Officer, controlling shareholder and director of IPS. Prior to and in connection with the Merger, Allen executed a lease modification document which, according to its terms, purported to reduce monthly rent under the lease from $35,000 to $17,000 and reduced the 20-year lease term to a month-to-month tenancy. The enforceability of the lease modification was disputed by C-Gate's lender, Legacy Bank of Texas ("Legacy Bank"), in litigation against the IPS in C-Gate's Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the Eastern District of Texas.

 On June 22, 2005, IPS entered into a Lease Termination and Release Agreement (the "Lease Termination Agreement") with Legacy Bank. Pursuant to the Lease Termination Agreement IPS paid $500,000 in cash to Legacy Bank. On July 12, 2005, the bankruptcy court issued an order terminating IPS's lease with C-Gate and releasing IPS from all claims against IPS arising out of C-Gate's Chapter 11 bankruptcy proceedings. IPS retains its rights to assert its claims against Allen and C-Gate's principal, Ilya Drapkin. As of the date of termination the Company had accrued an obligation in excess of the settlement amount. The excess accrued obligation has been recorded as an adjustment to the purchase price allocation (see Note 4).

 Sale of Subsidiaries
 --------------------

 In connection with the Merger on November 24, 2004 (see Note 4), the Company sold its 100% ownership interest in three of its subsidiaries (North Texas PC Dynamics, Inc. ("NTPCD"), Performance Application Technologies, Inc. ("PAT"), and Performance Interconnect Corp. of North Texas, Inc. ("PI")) to Integrated Performance Business Services Corp., an entity controlled by Allen. On the date of sale, these entities held liabilities having a book value of $748,653.

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

 The debts of NTPCD, PAT, PI, CAD, PCD, PCDT and IPBSC represent contingent liabilities of the Company. Future enforcement of these debts against the Company could have a material adverse impact on the cash flow and liquidity of the Company.

 Litigation
 ----------

 We are a  party to  the various  legal proceedings  noted below.   While  we
 currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on

 (1) our net income in the period in which the ruling occurs and (2) our business and financial condition.

 On July 8, 2005, The Law Offices of Gregory W. Mitchell, P.L.L.C. (the "Law Firm") and Gregory W. Mitchell, individually ("Mitchell"), the sole member of the Law Firm, sued IPS alleging that IPS entered into a two year fee agreement whereby the Law Firm was to provide all legal services for IPS in exchange for $10,000 per month plus IPS common stock with a current value of $15,000 per month. The Mitchell plaintiffs allege that, after several months, IPS repudiated the fee agreement without cause. The Law Firm seeks to recover the remaining fees due under the fee agreement, approximately $200,000 in cash and $315,000 in common stock. Mitchell additionally claims that Jacoby and IPS intentionally inflicted emotional distress on Mitchell and seeks to recover exemplary damages and attorneys' fees. IPS disputes the claims, denies all liability, intends to file cross-claims against the Mitchell Plaintiffs and to seek dismissal of all claims against it in due course.

 On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and other entities, including several former IPS subsidiaries, alleging fraudulent transfer claims and is seeking $259,651 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. Both parties are currently conducting discover and the trial is scheduled for February 20, 2006.


 NOTE 13 - INCOME TAXES

 The income tax provision for the years ended July 31, 2005 and 2004 consists of the following:

                                           2005          2004
                                        ---------     ---------
    Current expense                    $   82,141    $   11,000
    Deferred expense                       41,017       113,961
                                        ---------     ---------
                                       $  123,158    $  124,961
                                        =========     =========

 Significant temporary differences used in the computation of deferred taxes are as follows:

                                                       2005
                                                   ------------
    Deferred tax assets, current
      Accrued vacation                            $      90,024
      Allowance for bad debt                             14,064
      Inventory reserves                                 10,352
                                                   ------------
                                                  $     114,440
                                                   ============
    Deferred tax assets (liabilities), non-current
      Depreciation of property and equipment      $    (236,003)
      Net operating loss carryforwards                3,131,562
      Valuation allowance                            (3,131,562)
      Customer base                                  (1,469,567)
                                                   ------------
                                                  $  (1,705,570)
                                                   ============

 The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows::

                                                               2005     2004
                                                              ------   ------
   Statutory federal tax rate, provision (benefit)             (34%)     34%
   Items permanently not deductible:

   Interest expense on beneficial conversion of
     related party notes                                        12%       -
   Stock-based compensation expense                             23%       -
   Key man life insurance                                        -        7%
   Other                                                         -        7%
   State income taxes, net of federal tax benefit                -        8%
                                                              ------   ------
   Effective tax rate, provision (benefit)                       1%      56%
                                                              ======   ======

 In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods during which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, Management does not believe that further valuation allowances are necessary as of July 31, 2005.

 At  July 31, 2005, the  Company had tax  net operating  loss carry  forwards
 ("NOLs") of approximately  $8,942,508 that  begin to  expire in  2018.   The
 utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company. During the year ended July 31, 2005, the Company utilized NOLs totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $173,880. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the Merger.


 NOTE 14 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 At July 31, 2004, the general partner of the Family Limited Partnership ("FLP"), which owned 100% of the outstanding shares of the stock of LSC, owed the Company $37,972. During the fiscal year ended July 31, 2005, the receivable was paid off.

 At July 31, 2003, JACCO Investments owed the Company $550,167. During the fiscal year ended July 31, 2004, the receivable was paid off.

 For the years ended July 31, 2005 and 2004, the Company incurred fees totaling approximately $360,000 and $1,168,167, respectively, to JACCO Investments for management services. At July 31, 2005, the Company did not owe JACCO Investments any fees related to these management services.

 The Company leases both of its operating facilities from JACCO Investments. For the years ended July 31, 2005 and 2004, the Company incurred lease expense totaling $900,000 and $1,008,147, respectively, and property tax expense totaling $430,958 and $300,571, respectively, related to these operating leases (see Note 12 - Commitments and Contingencies).

 Jacoby and an employee of  the Company each own  a 50% interest in  Dowtech,
 Inc. ("Dowtech"). The employee developed an automated process to test circuit boards, and the Company has incurred approximately $43,000 in legal expenses on behalf of Dowtech related to the procurement of a patent on the process. The Company has billed Dowtech for these expenses and entered into an agreement dated April 6, 2004, which makes Dowtech responsible for the repayment of these legal expenses. The agreement also provides the Company with certain rights to use the automated testing process in exchange for the payment of royalties to Dowtech. Terms of the agreement permit the Company to offset royalty payments against the amounts billed for legal fees. During fiscal 2004 the Company had incurred approximately $15,000 for royalty expenses which were offset against the receivable from Dowtech. At July 31, 2004, Dowtech owed the Company approximately $28,000. During fiscal 2005, the Company incurred approximately $38,000 in royalty expenses which have been offset against the receivable from Dowtech. As of July 31, 2005, the Company owed Dowtech approximately $10,000 in royalties.

 Prior to the Merger, LSC had guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. At July 31, 2005, amounts owed by JACCO Investments under mortgage note arrangements guaranteed by LSC totaled approximately $5,000,000. This is the maximum potential amount of future payment the Company would be required to make under the guarantee. In the event that JACCO Investments defaults on any of these respective loans, LSC would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for LSC in the event that the guarantee payments are made. The Company assumed the operating leases and guarantee obligations as a result of the Merger.


 NOTE 15 - OTHER STOCK-BASED COMPENSATION

 The Company has entered into verbal and written agreements to pay common stock in lieu of cash for certain professional services. For the year ended July 31, 2005, the Company has recorded professional fees in the amount of $89,000 and 700,000 shares of common stock have been issued under these arrangements. The common stock issued was valued using the market closing price of the shares on the respective measurement dates. In most cases, the measurement date was the date the stock was issued. In the case of shares issued in March 2005 under a contractual arrangement to provide continuing services, the contract provided a formula to determine the number of shares earned each quarter. In this case the measurement date was determined to be the last day of each quarter which was the date the number of shares issuable for that quarter could be determined.


 NOTE 16 - STOCK OPTIONS AND WARRANTS

 On November 24, 2004, Jacoby issued to certain employees of the Company options to purchase 40,000,000 shares of common stock issuable to Jacoby upon the conversion of shares of his Series F Preferred Stock. The options have an exercise price of $0.15 per share, vested immediately and expire November 30, 2014. The per share weighted average fair value of stock options granted during fiscal 2005, estimated on the date of grant using the Black-Scholes option pricing model, was $0.23. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options have been accounted for as deemed grants from the Company. The Company has recorded compensation expense totaling $7.6 million for the year ended July 31, 2005 based upon the intrinsic value of the options on the date of grant as defined by SFAS 123 (measured as the excess of the market price ($0.34) over the exercise price).

 As of July 31, 2005, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $0.75 per share and expire November 5, 2009.

 As of July 31, 2005, there were 31,667 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire February 8, 2011.

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all its outstanding convertible securities.


 NOTE 17 - EMPLOYEE BENEFIT PLAN

 The Company has a defined contribution plan (the "Plan") with a 401(k) provision. Eligible employees can make contributions to the Plan. Company contributions are discretionary. During the years ended July 31, 2005 and 2004, the Company contributed $17,224 and $13,268, respectively, to the Plan.


 NOTE 18 - SUBSEQUENT EVENTS

 As more fully disclosed in Note 11, on October 28, 2005, the Company completed the refinancing of its $4.2 million in notes payable to Jacoby. The debt has been classified as a non-current liability in the accompanying financial statements.

 On October 28, 2005, the Company entered into a credit facility with a bank for a $2,250,000 five-year term loan. The term loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. The security arrangement for the new loan was also written to encompass the existing $2 million line of credit. Under the terms of the security agreement the new term loan is collateralized by all the Company's equipment and the existing line of credit is collateralized by the Company's inventory and accounts receivable. Both the term loan and the line of credit are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. Proceeds from the term loan were used to pay down the outstanding balance on our existing line of credit and coupled with the line of credit will fund working capital.