Form 10QSB
period 2005-10-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-01-26
CIK 1069562

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2005


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

      At January 9, 2006 there were 61,152,194 shares of the issuer's common shares outstanding.

 Transitional Small Business Disclosure  Format (Check one):  Yes [ ]  No [X]

                                GENERAL INDEX

                                                                    Page
                                                                   Number
 ----------------------------------------------------------------------------


                                   PART I -

                             FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................    13

 ITEM 3.   CONTROLS AND PROCEDURES...............................    16


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................    16

 ITEM 5.   OTHER INFORMATION.....................................    17

 ITEM 6.   EXHIBITS..............................................    17

 SIGNATURES......................................................    19

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                              October 31,
                                                                 2005
                                                             ------------
         ASSETS

 Current assets:
   Cash                                                     $   1,019,258
   Trade accounts receivable, net of allowance
     for doubtful accounts of $38,041                           4,226,040
   Prepaid expenses and other                                     107,055
   Inventory                                                    2,185,980
   Deferred income tax asset                                      115,917
   Income tax receivable                                          183,590
                                                             ------------
         Total current assets                                   7,837,840
                                                             ------------

 Property and equipment, net                                    1,825,041

 Other assets:
   Goodwill                                                     8,282,009
   Customer base, net                                           3,839,513
                                                             ------------
                                                               12,121,522
                                                             ------------
         Total assets                                       $  21,784,403
                                                             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                         $   2,509,676
   Accrued expenses (including $312,667 interest
     to related party)                                          1,380,307
   Line of credit                                               1,205,560
   Notes payable, current portion                                 258,609
                                                             ------------
         Total current liabilities                              5,354,152
                                                             ------------

 Noncurrent liabilities:
   Long-term debt, net of current maturities                       13,795
   Note payable to related party                                4,200,000
   Deferred income tax liability                                1,670,216
                                                             ------------
       Total long-term liabilities                              5,884,011
                                                             ------------

 Stockholders' equity:
   Preferred stock; par value $0.01; 10,000,000
     shares authorized
     Series F Convertible; 300,000 shares authorized,
     193,829 shares issued and outstanding                          1,938
   Common stock; par value  $0.01; 100,000,000 shares
     authorized; 61,152,194 shares issued and outstanding         611,522
   Additional paid-in capital                                  17,839,618
   Retained earnings                                           (7,906,838)
                                                             ------------
         Total stockholders' equity                            10,546,240
                                                             ------------
         Total liabilities and stockholders' equity         $  21,784,403
                                                             ============

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

             INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended
                                                          October 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
 Net sales                                       $   8,048,547  $   6,752,287

 Cost of sales                                       6,312,438      5,709,078
                                                  ------------   ------------
 Gross profit                                        1,736,109      1,043,209
                                                  ------------   ------------

 Expenses:
   Selling, general and administrative expenses      1,162,058        797,049
   Amortization of customer base                       135,512              -
                                                  ------------   ------------
                                                     1,297,570        797,049
                                                  ------------   ------------
 Income from operations                                438,539        246,160

 Other income (expense), net                           (92,146)        (2,903)
                                                  ------------   ------------
 Income before provision
   for income taxes                                    346,393        243,257

 Provision for income taxes                           (130,074)       (92,636)
                                                  ------------   ------------
 Net income                                      $     216,319  $     150,621
                                                  ============   ============

 Net income per share
   Basic                                         $        0.00  $           -
                                                  ============   ============
   Diluted                                       $        0.00  $        0.00
                                                  ============   ============

 Weighted average common shares outstanding
   Basic                                            61,152,194              -
                                                  ============   ============
   Diluted                                         254,981,194    193,829,000
                                                  ============   ============

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                       Three Months Ended
                                                          October 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
 Cash flows from operating activities:
 Net income                                      $     216,319  $     150,621
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                     283,299        185,753
     Deferred tax expense                              130,074         92,636
     Increase in cash surrender value
       of officers life insurance                            -        (14,233)
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (101,939)      (706,485)
       Inventory                                      (105,550)        79,553
       Prepaid expenses and other                      (10,753)          (923)
       Income tax receivable                           548,428              -
       Accounts payable                                 (6,449)       383,198
       Accrued expenses                                151,029        178,907
                                                  ------------   ------------
    Net cash provided by operating activities        1,104,458        349,027
                                                  ------------   ------------


 Cash flows from investing activities:
   Merger costs                                              -       (148,869)
   Advances to Integrated Performance Systems,
     Inc., from Best Circuit Boards, Inc.                    -       (100,000)
   Acquisition of property and equipment               (50,832)       (41,018)
                                                  ------------   ------------
     Net cash used in investing activities             (50,832)      (289,887)
                                                  ------------   ------------
 Cash flows from financing activities:
   Net borrowings (payments) on line of credit        (250,000)       100,000
   Payments on long-term debt                          (57,234)      (105,882)
   Collections on advances to related parties                -         37,972
                                                  ------------   ------------
   Net cash provided by (used in) financing
     activities                                       (307,234)        32,090
                                                  ------------   ------------
 Net increase in cash                                  746,392         91,230

 Cash, beginning of period                             272,866        218,000
                                                  ------------   ------------
 Cash, end of period                             $   1,019,258  $     309,230
                                                  ============   ============

 Supplementary disclosure of cash flow information:
  Interest paid                                     $   24,867  $      17,231
                                                  ============   ============
  Income taxes paid (refunded)                      $(548,428)  $           -
                                                  ============   ============


                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     Integrated Performance Systems, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                               October 31, 2005
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 UNAUDITED FINANCIAL INFORMATION

 The unaudited condensed consolidated financial statements have been prepared by Integrated Performance Systems, Inc. and its subsidiaries (the "Company" or "IPS"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2006.

 These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended July 31, 2005, filed on January 5, 2006.


 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

 Inventory
 ---------

 Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At October 31, 2005, inventory consisted of $953,493 in raw materials, $769,997 in work in process, and $490,490 in finished goods, less a valuation allowance of $28,000.

 In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Effective for the quarter ended October 31, 2005, the Company adopted SFAS 151. The adoption did not have a material impact on the Company's consolidated financial condition and results of operations.

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

 Reclassification
 ----------------

 Certain amounts in 2004 have been reclassified to conform to the 2005 presentation.


 Stock Based Employee Compensation
 ---------------------------------

 The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at, or in excess of, the fair value of the stock on the date of grant.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". Under the provisions of SFAS 123, compensation expense is recognized based on the fair value of options on the grant date.

 During the three months ended October 31, 2005 and 2004, the Company did not recognize any compensation expense under APB 25, nor did the Company recognize any compensation expense under the disclosure-only provisions of SFAS 123.

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

 The following table sets forth the computation of basic and diluted net income per share:

                                                  For the Three Months Ended
                                                          October 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
 Numerator
   Numerator for basic earnings per share -      $     216,319  $     150,621
    net income
 Effect of dilutive securities
   No effect on net income                                   -              -
                                                  ------------   ------------
 Numerator for diluted earnings per share        $     216,319  $     150,621
                                                  ============   ============

 Denominator
   Denominator for basic earnings per share         61,152,194              -
 Effect of dilutive securities
   Convertible preferred stock                     193,829,000    193,829,000
                                                  ------------   ------------
 Denominator for diluted earnings per share        254,981,194    193,829,000
                                                  ============   ============

 Basic earnings per share                        $        0.00  $           -
                                                  ============   ============

 Diluted earnings per share                      $        0.00  $        0.00
                                                  ============   ============

 Common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share because the effect of the conversion is antidilutive. Warrants to purchase a total of 531,667 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 40,000,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 11.

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all of its outstanding convertible securities.

 Recent Accounting Pronouncements
 --------------------------------

 In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R)is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).


 NOTE 3 - CONCENTRATIONS OF RISK

 At October 31, 2005, four customers accounted for approximately 42% of the total accounts receivable. For the three months ended October 31, 2005 and 2004 respectively, these customers accounted for approximately 54% and 50% of net sales.


 NOTE 4 - MERGER

 On November 24, 2004 a wholly owned subsidiary of the Company merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("Lone Star Circuits" or "LSC"), and LSC became a wholly owned subsidiary of the Company. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in the Company. The transaction has been accounted for as a reverse merger (the transaction being referred to in this quarterly report as the "Merger"). This means the Merger has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC became the historical financial statements of the Company for all periods presented.


 NOTE 5 - INCOME TAXES

 The income tax provision for the three months ended October 31, 2005 and 2004 consists of the following:

                                                        2005          2004
                                                     ----------    ----------
 Current expense                                    $         -   $         -
 Deferred expense                                       130,074        92,636
                                                     ----------    ----------
                                                    $   130,074   $    92,636
                                                     ==========    ==========

 Significant temporary differences used in the computation of deferred tax assets and liabilities at October 31, 2005 are as follows:


 Deferred tax assets, current
   Allowance for bad debts                          $    14,064
   Accrued vacation                                      91,501
   Inventory reserves                                    10,352
                                                     ----------
                                                    $   115,917
                                                     ==========

 Deferred tax assets (liabilities), non-current
   Depreciation of property and equipment          $   (250,748)
   Net operating loss carry forwards                  2,964,656
   Valuation allowance                               (2,964,656)
   Customer base                                     (1,419,468)
                                                     ----------
                                                    $(1,670,216)
                                                     ==========

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of October 31, 2005.

 At October 31, 2005, the Company had tax net operating loss carry forwards ("NOLs") of approximately $8,017,518 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company. During the three months ended October 31, 2005, the Company utilized NOLs totaling $453,030, resulting in a decrease in the valuation allowance in the amount of $166,906. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the Merger.


 NOTE 6 - LINE OF CREDIT

 The Company has a $2 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at the bank's prime rate (6.75% at October 31, 2005) and matures October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by Jacoby.

 On October 28, 2005, the Company entered into a credit facility with a bank for a $2,250,000 five-year term loan (the "Term Loan") (also see Note 7 below). The security arrangement for the Term Loan was also written to encompass the LOC. Under the terms of the security agreement the Term Loan is collateralized by all the Company's equipment and the LOC is collateralized by the Company's inventory and accounts receivable. Both the Term Loan and the LOC are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. The Company received the cash proceeds from the Term Loan on November 4, 2005. The proceeds were used pay down the outstanding balance on the LOC and, coupled with the LOC, will fund working capital.

 At October 31, 2005, $1,205,560 was outstanding under the LOC, and the Company was in compliance with all its covenants.


 NOTE 7 - NOTES PAYABLE

 Long-term debt consists of the following at October 31, 2005:

 Note payable to financial institution payable in monthly
 installments of $7,035 including interest at 6.75%,
 matures March 31, 2006, collateralized by equipment              $   34,589

 Note payable to financial institution payable in monthly
 installments of $3,296 including interest at 5.75%,
 matures September 30, 2006, collateralized by equipment               3,280

 Note payable to individual A, accruing interest at
 24%, unsecured, in default as of June 20, 2004                      117,858

 Note payable to individual B, accruing interest at
 24%, unsecured, in default as of August 4, 2004                      50,000

 Note payable to individual C, accruing interest at
 24%, unsecured, in default as of April 15, 2005                      45,000

 Other                                                                21,677
                                                                   ---------
                                                                     272,404
      Less current maturities of long-term debt                     (258,609)
                                                                   ---------
      Total long-term debt, less current maturities               $   13,795
                                                                   =========

 On October 28, 2005, the Company entered into a credit facility with a bank for a $2,250,000 five-year term loan (the "Term Loan"). The Term Loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. The security arrangement for the Term Loan was also written to encompass the LOC. Under the terms of the security agreement the Term Loan is collateralized by all the Company's equipment and the LOC is collateralized by the Company's inventory and accounts receivable. Both the Term Loan and the LOC are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. The Company received the cash proceeds from the Term Loan on November 4, 2005. The proceeds were used pay down the outstanding balance on the LOC and, coupled with the LOC, will fund working capital.

 On November 18, 2005, the Company settled the notes payable to individuals A, B and C for a total of $235,000 including all accrued interest.


 NOTE 8 - NOTES PAYABLE TO RELATED PARTY

 On November 24, 2004, the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into common stock at any time at a conversion price of $0.15 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly, and the principal was originally due February 28, 2005, and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Company common stock owned by D. Ronald Allen ("Allen"), former chief executive officer, controlling shareholder and director of the Company. On October 28, 2005, both the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes.


 NOTE 9 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 The Company leases both of its operating facilities from JACCO Investments, Inc. ("JACCO") an entity majority owned by Mr. Jacoby and his wife. For the quarters ended October 31, 2005 and 2004, the Company incurred lease expense totaling $225,000 and $225,450, respectively, related to these operating leases. The Company began leasing its operating facilities from JACCO in 2001. The terms of the leases are for fifteen and ten year periods ending in 2010 and 2017. Both leases have options to renew for two additional five-year periods.

 LSC has guaranteed payment of mortgage notes owed by JACCO to financial institutions. At October 31, 2005, amounts owed by JACCO under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $4,800,000. In the event that JACCO defaults on any of these loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The terms of the guarantees run concurrent with the notes and expire between February 2010 and January 2017. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0

 Primarily because of the common control between the Company and JACCO, the guarantee of the indebtedness on the leased JACCO property and the pledging of personal assets of Mr. Jacoby and his wife as collateral for debt of JACCO, the Company is exposed to the risk that it may be required to subsidize losses of JACCO. The mortgages guaranteed by the Company are secured by the leased real estate having an estimated fair value of approximately $7 million. The maximum exposure for the Company would be the carrying amount of the variable-rate bank loan of JACCO, however the Company's normal monthly lease payments under the lease agreement discussed above are sufficient to cover the principle amounts guaranteed by the Company.


 NOTE 10 - STOCK BASED COMPENSATION

 The Company has entered into verbal and written agreements to pay common stock in lieu of cash for certain professional services. For the three months ended October 31, 2005 and 2004, the Company has recorded no professional fees and issued no common stock under these arrangements.


 NOTE 11 - STOCK OPTIONS AND WARRANTS

 As of October 31, 2005, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $0.75 per share and expire November 5, 2009.

 As of October 31, 2005, there were 31,667 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire February 8, 2011.

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all its outstanding convertible securities.


 NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

 On December 5, 2005, IPS and LSC sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. IPS and LSC assert claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the Merger Agreement. LSC seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. LSC also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. IPS and LSC assert claims for constructive trusts against the entity defendants regarding the IPS common stock held by those entities as of the date of the closing of the Merger Agreement. IPS and LSC assert that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the Merger Agreement.

 On July 8, 2005 The Law Offices of Gregory W. Mitchell, P.L.L.C. (the "Law Firm") and Gregory W. Mitchell, individually ("Mitchell," and collectively with the Law Firm, the "Mitchell Plaintiffs"), the sole member of the Law Firm, sued IPS in the 160th Judicial District Court of Dallas County, Texas. The Mitchell plaintiffs allege that IPS entered into a fee agreement under which the Law Firm was to provide all legal services for IPS in exchange for which IPS was to pay the Law Firm, each month for two years, $10,000 cash plus IPS Common Stock with a current value of $15,000.

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

 On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and other entities, including several former IPS subsidiaries, alleging fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. Both parties are currently conducting discover and the trial is scheduled for February 20, 2006.


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

                                   Overview

      On November 24, 2004 a wholly owned subsidiary of the Company merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("Lone Star Circuits" or "LSC"), and LSC became a wholly owned subsidiary of the Company. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in the Company. The transaction has been accounted for as a reverse merger (the transaction being referred to in this quarterly report as the "Merger"). This means the Merger has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC became the historical financial statements of the Company for all periods presented.

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three months ended October 31, 2005 and 2004. It should be read in conjunction with the financial information for the year ended July 31, 2005, appearing in the Company's annual Form 10-KSB filed on January 5, 2006.

                            Results of Operations

      Revenues. Net sales increased to $8,048,547 for the three months ended October 31, 2005, from $6,752,287 for the same period in 2004, a net increase of $1,296,260 or 19%. The increase is due primarily to new customer sales.

      Gross Profit. Gross profit for the three months ended October 31, 2005 was $1,736,109 compared to $1,043,209 for the same period in 2004, an increase of $692,900 or 66%. Gross margin improved from 15% for the three months ended October 31, 2004 to 22% for the same period in the current year. The increase in gross profit is due to (1) the increase in sales resulting in fixed costs being spread over a larger number of units produced and (2) higher demand for premium services, which typically command a significantly higher margin.

      Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense increased to $1,162,058 for the three months ended October 31, 2005, from $797,049 for the same period in 2004, an increase of $365,009 or 45%. The increase was primarily attributable to an increased number of administrative and accounting personnel, increased employee benefits and insurance expenses, and additional accounting, legal and other professional fees relating to (1) the ongoing integration of the merged entities and (2) filing and reporting as a public entity.

      Amortization of Customer Base. The customer base was recorded as a result of the Merger on November 24, 2004 and accordingly, no amortization was recorded during the three months ended October 31, 2004. Amortization expense was $135,512 for the three months ended October 31, 2005.

      Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties, as well as income from reclaiming scrap material. Other income (expense), net, increased from ($2,903) to ($92,146) for the three months ended October 31, 2004 and 2005, respectively. The increase in net expense during the three months ended October 31, 2005 is primarily due to $85,867 in interest expense on related party notes recorded by the Company during the current year. The related party notes were issued in connection with the Merger, and there were no related party notes outstanding during the three months ended October 31, 2004.

      Income Tax Provision. The income tax provision increased to $130,074 for the three months ended October 31, 2005, from $92,636 for the same period in the prior year. The increase in the provision is due primarily to the increase in pre-tax income.

                       Liquidity and Capital Resources

      We have generally financed our business from cash generated by operations and borrowings, and in prior periods our majority shareholder has loaned the Company operating capital at prevailing market rates of interest or has guaranteed our indebtedness. Our principal uses of cash have been to fund working capital, meet debt service requirements, fund capital expenditures and, during the prior fiscal year, to fund Merger costs. We expect that these uses, with the exception of funding Merger costs, will continue to be the principal demands on our cash in the future.

      We have current assets substantially in excess of current liabilities. Based on our current level of operations, we believe that cash provided by operations along with funds available under our new five-year term loan (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment that will allow us to improve the throughput and increase the level of technology required to keep up with the complex products our customers design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

      Cash flows from operations. Net cash of $1,104,458 provided by operations during the three months ended October 31, 2005 consisted of $629,692 provided by net income as adjusted from non-cash items and $474,766 provided by working capital. This compares to net cash provided by operations of $349,027 during the same period in the prior year, which consisted of $414,777 provided by net income as adjusted from non-cash items, partially offset by $65,750 used by working capital. During the current quarter the Company received $548,428 in tax refunds related to fiscal years 2000 through 2002.

      Cash used  for investing  activities.   Net cash  of $50,832  used  for
 investing activities during the three months ended October 31, 2005 consisted of purchases of equipment. Net cash of $289,887 used for investing activities during the same period in the prior year included $148,869 to fund Merger-related costs, $100,000 advanced by Best Circuit Boards, Inc. to IPS prior to the Merger, and $41,018 for the purchase of property and equipment.

      Cash flows from financing activities. Net cash used in financing activities during the three months ended October 31, 2005 was $307,234 and consisted of net payments of $250,000 on our line of credit and payments of $57,234 on long-term debt. Net cash provided by financing activities during the same period in the prior year included net borrowings on our line of credit of $100,000 and collections of $37,972 on advances to related parties, partially offset by payments of $105,882 on long-term debt.

      Indebtedness and guarantees. We have a $2 million line of credit (the "LOC") described in Note 6 of our financial statements set forth in Part I,
 Item 1 above.

      We have other long-term indebtedness in the amount of $272,404, some of which was originally incurred by IPS prior to the Merger. Current maturities of $258,609 include certain amounts in default. We are currently attempting to negotiate resolution of the indebtedness that is in default; however, no assurance can be given that any such resolution can be reached. We issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

      On October 28, 2005 we entered into a credit facility with a bank for a $2,250,000 five-year term loan (the "Term Loan"). The Term Loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. The Term Loan is collateralized by all the Company's equipment and the LOC is collateralized by the Company's inventory and accounts receivable. Both the Term Loan and the LOC are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. The Company received the cash proceeds from the Term Loan on November 4, 2005. The proceeds were used to pay down the outstanding balance on the LOC and, coupled with the LOC, will fund working capital in the future.

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


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

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

      Greg Mitchell lawsuit. On July 8, 2005 The Law Offices of Gregory W. Mitchell, P.L.L.C. (the "Law Firm") and Gregory W. Mitchell, individually ("Mitchell," and collectively with the Law Firm, the "Mitchell Plaintiffs"), the sole member of the Law Firm, sued IPS in the 160th Judicial District Court of Dallas County, Texas. The Mitchell plaintiffs allege that IPS entered into a fee agreement under which the Law Firm was to provide all legal services for IPS in exchange for which IPS was to pay the Law Firm, each month for two years, $10,000 cash plus IPS Common Stock with a current value of $15,000.

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

      Gehan  lawsuit.   On  November  18,  2003  Gehan  Properties  II,  Ltd.
 ("Gehan") sued IPS, Allen and several former IPS subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. IPS disputes the claims and plans to vigorously defend the lawsuit.


 ITEM 5.   OTHER INFORMATION

 Our Common Stock was traded over-the-counter through December 21, 2005 on the OTC Bulletin Board[R] (OTCBB) under the symbol "IPFS.OB" and was subsequently moved to the Pink Sheets, trading under the symbol "IPFS.PK", for failure to timely file the annual report on Form 10-KSB. The annual report on Form 10-KSB was filed on January 5, 2006. As the Company becomes current on the required filings, Management expects to begin trading on the OTC Bulletin Board again.


 ITEM 6.   EXHIBITS

  Exhibit
  Number   Description of Exhibit
  -------  ----------------------
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

  10.1* First Amendment to Employment Agreement effective September 1, 2005 by and between the Company and Brad Peters (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2005, filed January 5, 2006).

  10.2* Loan Agreement dated October 28, 2005 by and among the Company, Best Circuit Boards, Inc. and Brad Jacoby (filed as Exhibit 10.3 to the Company's current report on Form 8-K filed November 18, 2005.

  10.3* Amended and Restated Security Agreement #1 dated October 28, 2005 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 (filed as Exhibit 10.4 to the Company's current report on Form 8-K filed November 18, 2005.

  10.4* Amended and Restated Security Agreement #1 dated October 28, 2005 by Best Circuit Boards, Inc., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 (filed as Exhibit 10.5 to the Company's current report on Form 8-K filed November 18, 2005.

  10.5* Credit and Security Agreement dated October 28, 2005 by and between Best Circuit Boards, Inc. and Compass Bank (filed as
           Exhibit 10.1 to the Company's current report on Form 8-K filed November 18, 2005.

  10.6* Promissory Note for $2,250,000 dated October 28, 2005 between Best Circuit Boards, Inc. and Compass Bank (filed as Exhibit
           10.2 to the Company's current report on Form 8-K filed November 18, 2005.

  31.1** Certification of Brad Jacoby, President and Chief Executive Officer, pursuant to Rules 13-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2** Certification of Brad J. Peters, Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32** Certifications of Brad Jacoby, President and Chief Executive Officer, and Brad J. Peters, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Incorporated herein by reference to the respective filings identified above.

 **   Filed herewith.

                                  SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTEGRATED PERFORMANCE SYSTEMS, INC.
                          (Registrant)

 Date: January 26, 2006   By:  /s/ BRAD J. PETERS
                          -------------------------------------------
                          Brad J. Peters
                          Vice President and Chief Financial Officer
                          (Principal Financial Officer and Principal
                          Accounting Officer)