Form 10QSB/A
period 2005-01-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-01-31
CIK 1069562

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-QSB/A


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

                      Statement Regarding this Amendment


 We are amending our quarterly report on Form 10-QSB for the period ended January 31, 2005, as originally filed on April 27, 2005. We have amended the financial statements and the notes to the financial statements to consider the charge for the $7.6 million to compensation expense for the options issued by the CEO to certain employees and the $4.2 million to interest expense related to the beneficial conversion feature of the related party notes. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed on April 27, 2005.

                                GENERAL INDEX

                                                                    Page
                                                                   Number
-----------------------------------------------------------------------------


                                 PART I -
                           FINANCIAL INFORMATION


 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................    17

 ITEM 3.   CONTROLS AND PROCEDURES...............................    20


                    PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................    21

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND
           USE OF PROCEEDS ......................................    21

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................    23

 ITEM 5.   OTHER INFORMATION.....................................    23

 ITEM 6.   EXHIBITS..............................................    24

 SIGNATURES......................................................    24

 EXHIBIT INDEX ..................................................    25

                     PART 1 - FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
                 Restated Condensed Consolidated Balance Sheet
                                 (Unaudited)
 ----------------------------------------------------------------------------

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
                                                    ------------

 Stockholders' equity:
 Preferred stock; par value $0.01; 10,000,000
   shares authorized
   Series F Convertible; 300,000 shares
     authorized, 193,829 shares issued
     and outstanding                                       1,938
 Common stock; par value  $0.01; 100,000,000
   shares authorized; 66,537,230 shares
   issued, 57,903,230 outstanding                        665,372
 Treasury Stock: 8,634,000 shares at cost               (949,740)
 Additional paid-in capital                           18,393,099
 Retained earnings                                    (8,238,234)
                                                    ------------
     Total stockholders' equity                        9,872,435
                                                    ------------
     Total liabilities and stockholders' equity    $  22,336,356
                                                    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
            Restated Condensed Consolidated Statements of Operations
                                 (Unaudited)


                               Three        Three         Six          Six
                           Months Ended Months Ended Months Ended Months Ended
                            January 31,  January 31,  January 31,  January 31,
                               2005         2004         2005          2004
                            -----------  -----------  -----------  -----------

 Net sales                 $  7,604,706  $ 5,016,863  $14,356,993  $ 9,632,245

 Cost of sales                6,486,898    4,215,670   12,195,976    8,093,975
                             ----------   ----------   ----------   ----------
 Gross profit                 1,117,808      801,193    2,161,017    1,538,270
                             ----------   ----------   ----------   ----------

 Expenses:
 General and
   administrative expenses    8,595,249      611,046    9,392,298    1,388,803
 Amortization of customer
   base                          90,341            -       90,341            -
                             ----------   ----------   ----------   ----------
                              8,685,590      611,046    9,482,639    1,388,803
                             ----------   ----------   ----------   ----------
 Income (loss)
   from operations           (7,567,782)     190,147   (7,321,622)     149,467

 Other income (expense):
   Interest expense          (4,316,136)      (6,253)  (4,333,367)     (29,745)
   Interest income                   74           58          156          112
   Other income                     739      115,074       14,985      130,381
                             ----------   ----------   ----------   ----------
                             (4,315,323)     108,879   (4,318,226)     100,748
                             ----------   ----------   ----------   ----------

 Income (loss) before
 provision for income taxes (11,883,105)     299,026  (11,639,848)     250,215

 Provision for income taxes     (21,363)     104,806       71,273      100,194
                            -----------   ----------  -----------   ----------
 Net income loss)          $(11,861,742) $   194,220 $(11,711,121) $   150,021
                            ===========   ==========  ===========   ==========

 Net income (loss)
 per share,
   Basic                   $      (0.28) $         - $      (0.55) $         -
                            ===========   ==========  ===========   ==========
   Diluted                 $      (0.28) $      0.00 $      (0.55) $      0.00
                            ===========   ==========  ===========   ==========
 Weighted average common
 shares,
   Basic                     42,796,040            -   21,399,020            -
                            ===========  ===========  ===========  ===========
   Diluted                   42,796,040  193,829,000   21,399,020  193,829,000
                            ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
            Restated Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                 Six Months Ended January 31,
                                                 ----------------------------
                                                      2005           2004
                                                  ------------   ------------

 Cash flows from operating activities:
 Net income (loss)                               $ (11,711,121) $     150,021
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                     484,070        402,324
     Stock-based compensation                        7,600,000              -
     Non-cash interest expense from beneficial       4,200,000              -
       conversion feature
     Deferred tax expense                               71,273        100,194
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (474,160)      (555,551)
       Other receivables                               (19,190)             -
       Inventory                                       162,125       (492,506)
       Income tax receivable                                 -         57,505
       Other assets                                    (13,910)          9,945
       Bank Overdraft                                        -        127,898
       Accounts payable                                219,642         80,435
       Accrued expenses                                104,118       (147,764)
                                                  ------------   ------------
     Net cash provided by (used in)
       operating activities                            622,847       (267,499)
                                                  ------------   ------------

 Cash flows from investing activities:
   Cash acquired through merger                         78,762              -
   Merger costs                                       (209,805)             -
   Acquisition of property and equipment               (46,386)      (159,557)
                                                  ------------   ------------
     Net cash used in investing activities            (177,429)      (159,557)
                                                  ------------   ------------

 Cash flows from financing activities:
   Payments on long-term debt                         (907,525)      (204,030)
   Net advances from related parties                    37,972        200,000
   Line of credit                                      950,000        298,194
                                                  ------------   ------------
     Net cash provided by (used in)
       financing activities                             80,447        294,164
                                                  ------------   ------------
 Net increase (decrease) in cash                       525,865       (132,892)

 Cash, beginning of period                             218,000        195,319
                                                  ------------   ------------
 Cash, end of period                             $     743,865  $      62,427
                                                  ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Integrated Performance Systems, Inc.
         Notes to Restated Interim Consolidated Financial Statements
                               January 31, 2005
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 RESTATEMENT

 These financial statements have been restated in order to reflect adjustments to the Company's quarterly financial information originally reported in our Quarterly Report on Form 10-QSB for the three and six months ended January 31, 2005. The decision to restate the originally reported financial information is based on the determination of the value of the Company's common stock on November 24, 2004 in connection with the merger between Integrated Performance Systems, Inc. and Best Circuit Boards, Inc. As a result of this determination, a $7.6 million charge to compensation expense for options issued by the CEO to certain employees (see note 11) and a $4.2 million charge to interest expense related to the beneficial conversion feature of the related party notes (see note 8) were recorded.

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

 The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. Because all orders are manufactured to specific industry standards and are electrically tested to insure compliance with such standards prior to shipment, returns have historically been minimal and the amount of returns has been immaterial.

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

 The following tables illustrate the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

                                   For the Three Months  For the Six Months
                                    Ended January 31,     Ended January 31,
                                 --------------------------------------------
                                     2005       2004        2005       2004
                                 --------------------------------------------
 Net income (loss) as reported  $(11,861,742) $194,220 $(11,711,121) $150,021

 Add stock based employee
 compensation expense included
 in reported net income (loss)     7,600,000         -    7,600,000         -

 Less stock based employee
 compensation expense
 determined under fair
 value method                    (9,176,887)         -   (9,176,887)        -
                                 --------------------------------------------
 Net income (loss), pro forma   $(13,438,629) $194,220 $(13,288,008) $150,021
                                 ============================================

 Basic earnings (loss) per
 share - as reported                 $(0.28)         -       $(0.55)        -
                                 ============================================

 Basic earnings (loss) per
 share - pro forma                   $(0.31)         -       $(0.62)        -
                                 ============================================

 Earnings per share
 ------------------

 Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. As the Company incurred a net loss for the three and six months ended January 31, 2005, all potentially dilutive securities would be considered antidilutive for those periods. Potentially dilutive securities include common shares issuable upon conversion of preferred stock, and convertible notes payable and convertible notes payable to related parties. Warrants to purchase a total of 2,208,333 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 40,000,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 11.



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

 Convertible Promissory Notes
 ----------------------------

 Other terms of the merger include the issuance of $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the merger consideration. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear 8% interest payable monthly, with the principal balance originally due February 28, 2005, subsequently renewed and extended to July 31, 2005. (See Note 8 below regarding subsequent renewal). A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. All of the Notes are secured by all assets of the Company and of LSC, by the outstanding stock of LSC and by the Company capital stock beneficially owned by D. Ronald Allen. The issuance of the Notes has been accounted for as a distribution of capital in the amount of $4.2 million. The value of the beneficial conversion feature on the date the Notes were originally issued was determined to be $4.2 million (based on the difference between the conversion price and the quoted market price of the common stock on the date of issuance), and charged to interest expense during the three months ended January 31, 2005 as the notes were convertible upon issuance.

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
                                     ===========

      * Includes the $90,341 expense recorded for the six months ended January 31, 2005

 Pro Forma Results of Operations
 -------------------------------

 The following unaudited pro forma consolidated results of operations have been prepared as if the Best Circuit Boards, Inc. merger discussed above had occurred on August 1, 2003:

                         For the Three Months          For the Six Months
                           Ended January 31,            Ended January 31,
                          2005          2004           2005          2004
                      ------------------------------------------------------
 Revenues
   As reported       $  7,604,706   $ 5,016,683   $ 14,356,993   $ 9,632,245

   Pro forma         $  8,111,149   $ 6,228,076   $ 16,432,911   $12,173,701

 Net Income (loss)
   As reported       $(11,861,742)  $   194,220   $(11,711,121)  $   150,021

   Pro forma         $(12,487,996)  $(1,117,806)  $(12,958,322)  $(2,997,601)


 Earnings (loss
 per share - Basic
   As reported             $(0.28)            -         $(0.55)            -

   Pro forma               $(0.29)            -         $(0.61)            -


 NOTE 5 - INCOME TAXES

 The income tax provision for the three and six month periods ended January 31, 2005 consists of the following:

                                                       Three         Six
                                                       Months       Months
                                                      --------     --------
 Deferred expense (benefit)                          $ (21,363)   $  71,273
                                                      ========     ========

 Significant temporary differences used in the computation of deferred tax assets and liabilities at January 31, 2005 are as follows:

 Deferred tax assets, current
 Allowance for bad debts                           $    83,950
 Accrued vacation                                       88,087
 Other                                                  33,911
                                                    ----------
                                                   $   205,948
                                                    ==========
 Deferred tax assets (liabilities), non-current
 Depreciation of property and equipment            $  (252,446)
 Other                                                  67,566
 Net operating loss carry forwards                   3,306,045
 Valuation allowance                                (3,306,045)
 Customer base                                      (1,564,334)
                                                    ----------
                                                   $(1,749,214)
                                                    ==========

 At January 31, 2005, the Company  had tax net operating loss carry  forwards
 (NOLs) of approximately $8,942,508 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of IPS. Due to the uncertainty as to whether these NOLs will ever be utilized, a 100% valuation allowance has been recorded related to these assets.

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


 NOTE 7 - NOTES PAYABLE

   Long-term debt consists of the following at January 31, 2005:

   Note payable to bank, payable in monthly
   installments of $17,450 including interest
   at 5.75%, matures August 29, 2005, collateralized
   by equipment.                                                  $ 119,833

   Note payable to financial institution payable in
   monthly installments of $657 at 0% interest, maturing
   June 30, 2008, collateralized by a vehicle                        26,932

   Note payable to individual A, accruing interest at
   24%, unsecured, in default as of June 20, 2004                   117,858

   Note payable to individual B, accruing interest at
   24%, unsecured, in default as of August 4, 2004                   50,000

   Convertible note payable to individual C, accruing interest
   at 12%, unsecured, in default as of September 27, 2004            15,000

   Note payable to individual D, accruing interest at
   24%, unsecured, in default as of April 15, 2005                   45,000

   Note payable to Company E, accruing interest at
   8%, unsecured, maturing December 31, 2005                         73,035

   Convertible note payable to Company F, accruing interest
   at 8%, unsecured, in default as of November 22, 2004
   (see below)                                                      277,909
                                                                   --------
                                                                    725,567
         Less current maturities of long-term debt                  706,517
                                                                   --------
         Total long-term debt, less current maturities            $  19,050
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


 NOTE 8 - NOTES PAYABLE TO RELATED PARTY

 On November 24, 2004, the Company issued $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the consideration in the merger. As a result of the merger, Mr. Jacoby became the majority shareholder, chief executive officer and sole director of the Company. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear interest at 8% payable monthly, with the principal balance originally due February 28, 2005. A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. The Notes are secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Company capital stock owned by D. Ronald Allen. As of April 20, 2005, the $3.2 million notes have been extended to July 31, 2005. Interest expense related to these notes totaled $4,253,333 for the three and six months ended January 31, 2005, and included a $4,200,000 charge for the value of the beneficial conversion
 feature recognized upon issuance of the Notes.   Also see Note 4.

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


 NOTE 9 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 The Company leases both of its operating facilities from JACCO Investments, Inc. ("JACCO") an entity majority owned by Mr. Jacoby and his wife. For the quarters ended January 31, 2005 and 2004, the Company incurred lease expense totaling $225,000 and $225,000, respectively, related to these operating leases. The Company began leasing its operating facilities from JACCO in 2001. The terms of the leases are for fifteen and ten year periods ending in 2010 and 2017. Both leases have options to renew for two additional five-year periods.

 LSC has guaranteed payment of mortgage notes owed by JACCO to financial institutions. At January 31, 2005, amounts owed by JACCO under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $5,600,000. In the event that JACCO defaults on any of these loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The terms of the guarantees run concurrent with the notes and expire between February 2010 and January 2017. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0

 Primarily because of the common control between the Company and JACCO, the guarantee of the indebtedness on the leased JACCO property and the pledging of personal assets of Mr. Jacoby and his wife as collateral for debt of JACCO, the Company is exposed to the risk that it may be required to subsidize losses of JACCO. The mortgages guaranteed by the Company are secured by the leased real estate having an estimated fair value of approximately $7 million. The maximum exposure for the Company would be the carrying amount of the variable-rate bank loan of JACCO, however the Company's normal monthly lease payments under the lease agreement discussed above are sufficient to cover the principle amounts guaranteed by the Company.

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


 NOTE 11 - STOCK OPTIONS AND WARRANTS

 On November 24, 2004, the Company's Chief Executive Officer, sole director and controlling shareholder issued to certain employees of the Company options to purchase 40,000,000 shares of common stock issuable to him upon the conversion of shares of his Series F Preferred Stock. The options have an exercise price of $.15 per share, vest immediately, and expire November 30, 2014. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options will be accounted for as deemed grants from the Company. The Company has recorded compensation expense totaling $7.6 million for the three and six months ended January 31, 2005, based upon the intrinsic value of the options on the date of grant (measured as the excess of the market price ($0.34) over the exercise price).

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

                            Results of Operations

      Revenues. Net sales increased to $7,605,000 for the three months ended January 31, 2005 from $5,017,000 for the same period in 2004, a net increase of $2,588,000 or 52%. Net sales increased to $14,357,000 for the six months ended January 31, 2005 from $9,632,000 for the same period in 2004, a net increase of $4,725,000 or 49%. The increases are attributable to a continued strengthening of demand for our products driven by our existing original equipment manufacturer ("OEM") customers, several new customers and the addition of approximately $500,000 from the acquired business in December and January.

      Gross Profit. Gross profit for the three months ended January 31, 2005 was $1,118,000, versus a gross profit of $801,000 in the same period in 2004. Gross profit for the six months ended January 31, 2005 was approximately $2,161,000, versus a gross profit of $1,538,000 for the same period in 2004. The increases are attributable to the increase in sales resulting in gross margins of 15%, for both the three and six months ended January 31, 2005.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of the direct charges for advertising, sales promotion, and marketing, as well as the cost of executive, administrative and accounting personnel and professional fees. Selling, general and administrative expense for the three and six months ended January 31, 2005 included $7,600,000 in stock-based employee compensation expense recognized in conjunction with the grant of 40,000,000 stock options to several key employees by Brad Jacoby. These options were not granted by the Company but by Brad Jacoby directly from his personal holdings and have been deemed contributed equity by the major shareholder. The $7,600,000 charge is a non-cash charge measured as the difference between the option exercise price ($0.15) and the market value of the stock on the grant date ($0.34). No stock-based employee compensation expense was recognized during the comparable fiscal 2004 periods. Excluding stock-based employee compensation expense, selling, general and administrative expense increased to $995,000 for the three months ended January 31, 2005 from $611,000 in 2004, a net increase of $384,000 or 63%. Excluding stock-based employee compensation expense, selling, general and administrative expense increased to $1,792,000 for the six months ended January 31, 2005 from
 $1,389,000 in 2004, a net increase of $403,000 or 29%. The increases were primarily attributable to increased employee benefits and additional accounting, legal and other professional fees relating to the ongoing integration of the merged entities.

      Other income (expense). Other income (expense) for the three and six months ended January 31, 2005 includes $4,200,000 in non-cash interest expense related to the beneficial conversion feature of the notes payable to related party that were issued in November 2004 in connection with the merger. There were no related party notes payable outstanding during the year ended July 31, 2004.

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


 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      For information concerning defaults on our indebtedness, Note 7 to our financial statements set forth in Part I, Item 1 above and Management's Discussion and Analysis or Plan of Operation in Part I, Item 2 above, which are incorporated herein by reference.


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

                          INTEGRATED PERFORMANCE SYSTEMS, INC.
                          (Registrant)

 Date: January 31, 2006    By: /s/ BRAD J. PETERS
                           -------------------------------------------
                           Brad J. Peters
                           Vice President and Chief Financial Officer
                           (On behalf of the registrant and as
                           principal financial and accounting officer)

                                EXHIBIT INDEX

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------

 2.1 * Agreement and Plan of Merger between the Company and Best Circuit Boards, Inc. dated October 22, 2004 (filed as Exhibit "2.1" to the Company's Current Report on Form 8-K filed on October 28, 2004).

 2.2 * First Addendum to the Agreement and Plan of Merger between the Company and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit "2.2" to the Company's Current Report on Form 8-K filed on December 1, 2004).

 2.3 * Closing Document between the Company and Best Circuit Boards, Inc. dated November 24, 2004. (filed as Exhibit 2.3 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 2.4 * Asset Purchase Agreement between Performance Interconnect Corp. of North Texas, Inc. and LSC Asset Acquisition Corp. dated October 22, 2004. (filed as Exhibit 2.4 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 2.5 * Asset Purchase Agreement between Performance Application Technologies Inc. and LSC Asset Acquisition Corp. dated October 22, 2004. (filed as Exhibit 2.5 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 2.6 * Asset Purchase Agreement between North Texas PC Dynamics Inc. and LSC Asset Acquisition Corp. dated October 22, 2004. (filed as
           Exhibit 2.6 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 2.7 * Stock Purchase Agreement between the Company and Integrated Performance Business Services Corp. dated November 24, 2004. (filed as Exhibit 2.7 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 4.1 * Series F Preferred Stock terms and conditions (filed as Exhibit "4.1" to the Company's Current Report on Form 8-K/A filed on February 7, 2005).

 4.2 * Secured Convertible Promissory Note One for $1 million dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby. (filed as Exhibit 4.2 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 4.3 * Secured Convertible Promissory Note Two for $200,000 dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby. (filed as Exhibit 4.3 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 4.4 * First Addendum to Secured Convertible Promissory Note Two for $200,000 dated April 20, 2005 between the Company and Brad Jacoby. (filed as Exhibit 4.4 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 4.5 * Secured Convertible Promissory Note Three for $3 million dated November 24, 2004 between the Company, LSC Merger Corp. and Brad Jacoby. (filed as Exhibit 4.5 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 4.6 * First Addendum to Secured Convertible Promissory Note Three for $3 million dated April 20, 2005 between the Company and Brad Jacoby. (filed as Exhibit 4.6 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.1 * Agreement for Management Consulting Services between the Company and Brad Jacoby dated July 23, 2004 (filed as Exhibit "10.1" to the Company's Quarterly Report on Form 10-QSB filed on October 20,
           2004).

 10.2 * Stock Escrow and Security Agreement between Ron Allen, the Company and Brad Jacoby dated September 16, 2004 (filed as Exhibit "10.2" to the Company's Quarterly Report on Form 10-QSB filed on October 20, 2004).

 10.3 * Addendum to Stock Escrow and Security Agreement between Ron Allen, the Company and Brad Jacoby dated November 24, 2004. (filed as
           Exhibit 10.3 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.4 * "Giveback" Agreement between Associates Funding Group, CMLP Group Ltd. and Best Circuit Boards, Inc. dated November 24, 2004. (filed as Exhibit 10.4 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.5 * Employment Contract with Mr. Brad Jacoby dated November 30, 2004. (filed as Exhibit 10.5 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.6 * Employment Contract with Mr. Brad Peters dated November 30, 2004. (filed as Exhibit 10.6 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.7 * Employment Contract with Mr. Brent Nolan dated November 30, 2004. (filed as Exhibit 10.7 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.8 * Employment Contract with Mr. James B. Nolan dated November 30, 2004. (filed as Exhibit 10.8 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.9 * Form of Stock Option Agreement between Mr. Jacoby and third parties relating to options to purchase shares of Common Stock held by Mr. Jacoby. (filed as Exhibit 10.9 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.10 * Employment Contract with Mr. Brett Whitman dated November 30, 2004. (filed as Exhibit 10.10 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.11 * Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note One in the amount of $1 million. (filed as Exhibit 10.11 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.12 * Security Agreement #2 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note One in the amount of $1 million. (filed as Exhibit 10.12 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.13 * Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Two in the amount of $200,000. (filed as Exhibit 10.13 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.14 * Security Agreement #2 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Two in the amount of $200,000. (filed as Exhibit 10.14 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.15 * Security Agreement #1 dated November 24, 2004 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Three in the amount of $3 million. (filed as Exhibit 10.15 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.16 * Security Agreement #2 dated November 24, 2004 by LSC Merger Corp., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Secured Convertible Promissory Note Three in the amount of $3 million. (filed as Exhibit 10.16 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 10.17 *   Compass Bank Letter Loan Agreement dated March 21, 2005. (filed as
           Exhibit 10.17 to the Company's previously filed Quarterly Report on Form 10-QSB filed on April 27, 2005).

 31.1 ** Certification of Brad Jacoby, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

 31.2 ** Certification of Brad J. Peters, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

 32.1 ** Certifications of Brad Jacoby, President and Principal Executive Officer, and Brad J. Peters, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
 _______________________
 *    Incorporated herein by reference to the respective filings identified above.
 **   Filed herewith.