Form 10QSB/A
period 2005-04-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-02-01
CIK 1069562

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

                      Statement Regarding this Amendment


 We are amending our quarterly report on Form 10-QSB for the period ended April 30, 2005, as originally filed on June 13, 2005. We have amended the financial statements and the notes to the financial statements to consider the charge for the $7.6 million to compensation expense for the options issued by the CEO to certain employees and the $4.2 million to interest expense related to the beneficial conversion feature of the related party notes. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed on June 13, 2005.

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

                     PART 1 - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
                 Restated Condensed Consolidated Balance Sheet
                                 (Unaudited)
 ----------------------------------------------------------------------------

                                                     April 30,
                                                        2005
                                                    ------------
         ASSETS
 Current assets:
   Cash                                            $   1,193,456
   Trade accounts receivable, net                      4,417,962
   Other receivables                                       9,467
   Inventory                                           1,921,376
   Deferred income tax asset                             124,138
   Income tax receivable                                 551,090
                                                    ------------
     Total current assets                              8,217,489
                                                    ------------

 Property and equipment, net                           2,071,996
                                                    ------------
 Other assets:
   Goodwill                                            8,590,656
   Customer base, net of accumulated
   amortization of $225,854                            4,110,537
   Other                                                 135,007
                                                    ------------
                                                      12,836,200
                                                    ------------
     Total assets                                  $  23,125,685
                                                    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                $   2,837,234
   Accrued expenses (including $133,333
     interest to related party)                        1,696,375
  Line of credit                                       1,855,560
  Notes payable, current portion                         730,691
  Notes payable to related party                       3,200,000
                                                    ------------
    Total current liabilities                         10,319,860
                                                    ------------
 Noncurrent liabilities:
   Notes payable, net of current maturities               17,079
   Note payable to related party                       1,000,000
   Deferred income tax liability                       1,732,864
                                                    ------------
     Total long-term, liabilities                      2,749,943
                                                    ------------
 Stockholders' equity:
 Preferred stock; par value $0.01; 10,000,000
   shares authorized
   Series F Convertible; 300,000 shares
     authorized, 193,829 shares issued
     and outstanding                                       1,938
  Common stock; par value $0.01; 100,000,000
    shares authorized; 58,603,230 shares
    issued and outstanding                               586,032
  Additional paid-in capital                          17,611,699
  Retained earnings                                   (8,143,787)
                                                    ------------
     Total stockholders' equity                       10,055,882
                                                    ------------
     Total liabilities and stockholders' equity    $  23,125,685
                                                    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
            Restated Condensed Consolidated Statements of Operations
                                 (Unaudited)


                               Three        Three        Nine         Nine
                           Months Ended Months Ended Months Ended Months Ended
                             April 30,    April 30,    April 30,    April 30,
                               2005         2004         2005          2004
                            -----------  -----------  -----------  -----------

 Net sales                  $ 8,615,431  $ 6,660,727  $22,972,424  $16,292,972

 Cost of sales                6,859,260    5,597,009   19,055,236   13,690,984
                             ----------   ----------   ----------   ----------
 Gross profit                 1,756,171    1,063,718    3,917,188    2,601,988
                             ----------   ----------   ----------   ----------

 Expenses:
 Selling, general and
   administrative expenses    1,350,710      614,017   10,743,008    2,002,820
 Amortization of customer
   base                         135,513            -      225,854            -
                             ----------   ----------   ----------   ----------
                              1,486,223      614,017   10,968,862    2,002,820
                             ----------   ----------   ----------   ----------
 Income (loss)
   from operations              269,948      449,701   (7,051,674)     599,168

 Other income (expense)
   Interest expense             (62,978)     (17,946)    (143,012)     (47,691)
   Interest expense
     related party              (80,000)           -   (4,333,333)           -
   Interest income                   70            7          226          119
   Other income                   6,700        5,925       21,685      136,306
                             ----------   ----------   ----------   ----------
                               (136,208)     (12,014)  (4,454,434)      88,734
                             ----------   ----------   ----------   ----------
 Income (loss) before
 provision for income taxes     133,740      437,687  (11,506,108)     687,902

 Provision for income taxes      39,293      161,932      110,566      262,126
                             ----------   ----------   ----------   ----------
 Net income (loss)          $    94,447  $   275,755 $(11,616,674) $   425,776
                             ==========   ==========  ===========   ==========
 Net income (loss)
 per share
  Basic                     $      0.00  $         - $      (0.35) $         -
                             ==========   ==========  ===========   ==========
  Diluted                   $      0.00  $      0.00 $      (0.35)  $     0.00
                             ==========   ==========  ===========   ==========
 Weighted average common
 shares outstanding
   Basic                     58,209,972            -   33,399,660            -
                            ===========  ===========  ===========  ===========
   Diluted                  282,438,972  193,829,000   33,399,660  193,829,000
                            ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTEGRATED PERFORMANCE SYSTEMS, INC.
           Restated Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                  Nine Months Ended April 30,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
 Cash flows from operating activities:
 Net income (loss)                               $ (11,616,674) $     425,776
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                     808,663        607,344
     Stock-based compensation                        7,689,000              -
     Deferred tax expense                               58,613        262,126
     Non-cash interest expense from                  4,200,000              -
       beneficial conversion feature
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (641,351)    (1,051,531)
       Other receivables                                (7,311)             -
       Inventory                                       (79,173)      (849,720)
       Income tax receivable                                 -         57,505
       Other assets                                    (50,387)        10,334
       Bank overdraft                                        -              -
       Accounts payable                                565,455        849,950
       Accrued expenses                                362,773       (136,969)
                                                  ------------   ------------
     Net cash provided by operating activities       1,289,608        174,815
                                                  ------------   ------------
 Cash flows from investing activities:
   Cash acquired through merger                         78,763              -
   Merger costs                                       (209,805)             -
   Acquisition of property and equipment              (199,451)      (198,099)
                                                  ------------   ------------
     Net cash used in investing activities            (330,493)      (198,099)
                                                  ------------   ------------
 Cash flows from financing activities:
   Payments on long-term debt                         (967,191)      (326,801)
   Net advances from related parties                    37,972        162,028
   Line of credit                                      945,560        283,194
                                                  ------------   ------------
     Net cash provided by financing activities          16,341        118,421
                                                  ------------   ------------
 Net increase in cash                                  975,456         95,137

 Cash, beginning of period                             218,000        195,319
                                                  ------------   ------------
 Cash, end of period                             $   1,193,456  $     290,456
                                                  ============   ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Integrated Performance Systems, Inc.
         Notes to Restated Interim Consolidated Financial Statements
                                April 30, 2005
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

 RESTATEMENT

 These financial statements have been restated in order to reflect adjustments to the Company's quarterly financial information originally reported in our Quarterly Report on Form 10-QSB for the three and nine months ended April 30, 2005. The decision to restate the originally reported financial information is based on the determination of the value of the Company's common stock on November 24, 2004 in connection with the merger between Integrated Performance Systems, Inc. and Best Circuit Boards, Inc. As a result of this determination there is a $7.6 million charge to compensation expense for options issued by the CEO to certain employees (see
 Note 11) and a $4.2 million charge to interest expense related to the beneficial conversion feature of the related party notes (see Note 8).

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

 The following tables illustrate the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

                                  For the Three Months    For the Nine Months
                                     Ended April 30,        Ended April 30,
                                 ---------------------------------------------
                                     2005       2004        2005       2004
                                 ---------------------------------------------
 Net income (loss), as reported  $   94,447  $ 275,755 $(11,616,674) $ 425,776

 Add stock based employee
 compensation expense included
 in reported net income (loss)            -          -    7,600,000          -

 Less stock based employee
 compensation expense determined
 under fair - value method                -          -   (9,176,887)         -
                                 ---------------------------------------------
 Net income (loss), pro forma    $   94,447  $ 275,755 $(13,193,561) $ 425,776
                                 =============================================

 Basic earnings (loss) per
   share - as reported           $     0.00  $       -  $     (0.35) $       -
                                 =============================================

 Basic earnings (loss) per
   share - pro forma             $     0.00  $       -  $     (0.40) $       -
                                 =============================================

 Earnings per share
 ------------------

 Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. As the Company incurred a net loss for the nine months ended April 30, 2005, all potentially dilutive securities would be considered antidilutive for that period. Potentially dilutive securities include common shares issuable upon conversion of preferred stock, convertible notes payable and convertible notes payable to related parties. Warrants to purchase a total of 2,208,333 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 40,000,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 11.

 The following table sets forth the reconciliation of basic and diluted net income (loss) per share:

                                  For the Three Months    For the Nine Months
                                     Ended April 30,        Ended April 30,
                                 ----------------------------------------------
                                     2005       2004        2005        2004
                                 ----------------------------------------------
 Net income (loss), as reported  $  94,447  $  275,755 $(11,616,674)  $ 425,776
   Interest on convertible
   notes payable to related
   party                            80,000           -            -
                                 ----------------------------------------------
 Net income (loss), diluted      $ 174,447  $  275,755 $(11,616,674)  $ 425,776
                                 ==============================================
 Weighted average common
 shares outstanding - basic     58,209,972           -   33,399,660           -

   Convertible note payable      2,400,000           -            -           -
   Convertible notes payable
     to related party           28,000,000           -            -           -
   Convertible preferred stock 193,829,000 193,829,000            - 193,829,000
                               ------------------------------------------------
 Weighted average common
 shares outstanding - diluted  282,438,972 193,829,000   33,399,660 193,829,000
                               ================================================

 Basic income (loss)
   per share                      $  0.00      $     -     $   (0.35)   $     -
                               ================================================
 Diluted income (loss)
   per share                      $  0.00      $  0.00     $   (0.35)   $  0.00
                               ================================================

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

 Convertible Promissory Notes
 ----------------------------

 Other terms of the merger include the issuance of $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the merger consideration. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear 8% interest payable monthly, with the principal balance originally due February 28, 2005, subsequently renewed and extended to July 31, 2005. (See Note 8 below regarding subsequent renewal). A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. The notes are secured by all assets of the Company and of LSC, by the outstanding stock of LSC and by the Company capital stock beneficially owned by D. Ronald Allen. The issuance of the Notes has been accounted for as a distribution of capital in the amount of $4.2 million. The value of the beneficial conversion feature on the date the Notes were originally issued was determined to be $4.2 million (based on the difference between the conversion price and the quoted market price of the common stock on the date of issuance), and charged to interest expense during the nine months ended April 30, 2005 as the notes were convertible upon issuance.

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

 Pro Forma Results of Operations
 -------------------------------

 The following unaudited pro forma consolidated results of operations have been prepared as if the Best Circuit Boards, Inc. merger discussed above had occurred on August 1, 2003:

                         For the Three Months         For the Nine Months
                            Ended April 30,             Ended April 30,
                       ------------------------    -------------------------
                          2005          2004          2005          2004
                       -----------------------------------------------------
 Revenues
   As reported        $ 8,615,430   $ 6,660,727   $ 22,972,423   $ 16,292,972

   Pro forma          $ 8,615,430   $ 8,105,795   $ 25,048,341   $ 20,279,496

 Net Income (loss)
   As reported        $    94,447   $   275,755   $(11,616,674)  $    425,776

   Pro forma          $    94,447   $   315,459   $(12,867,974)  $ (4,035,045)

 Earnings (loss)
 per share - Basic
   As reported        $      0.00   $         -   $      (0.35)  $          -

   Pro forma          $      0.00   $      0.00   $      (0.39)  $      (0.02)


 The pro forma net loss for the nine months ended April 30,2004, includes a non-recurring impairment charge of $1,710,472 incurred by IPS prior to the merger. The pro forma net income (loss) for the three and nine months ended April 30, 2004 included a non-recurring gain on the sale of subsidiaries in the amount of $935,422 realized by IPS prior to the merger.


 NOTE 5 - INCOME TAXES

 The income tax provision for the three and nine month periods ended April 30, 2005 consists of the following:

                                                       Three         Nine
                                                       Months       Months
                                                      --------     --------
 Current expense                                     $  51,953    $  51,953
 Deferred expense (benefit)                            (12,660)      58,613
                                                      ---------------------
                                                     $  39,293    $ 110,566
                                                      =====================

 Significant temporary differences used in the computation of deferred tax assets and liabilities at April 30, 2005 are as follows:

 Deferred tax assets, current
  Allowance for bad debts                          $     5,032
  Accrued vacation                                      90,383
  Inventory reserves                                    28,723
                                                    ----------
                                                   $   124,138
                                                    ==========

 Deferred tax assets (liabilities) non-current
 Depreciation of property and equipment            $  (236,176)
 Other                                                  17,721
 Net operating loss carry forwards                   3,132,165
 Valuation allowance                                (3,132,165)
 Customer base                                      (1,514,409)
                                                    ----------
                                                   $(1,732,864)
                                                    ==========

 At April 30,  2005, the Company  had tax net  operating loss carry  forwards
 (NOLs) of approximately $8,470,548 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of IPS. During the nine months ended April 30, 2005, the Company utilized NOL totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $173,880. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the merger.

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


 NOTE 8 - NOTES PAYABLE TO RELATED PARTY

 On November 24, 2004, the Company issued $4.2 million in convertible promissory notes (the "Notes") to the beneficial owner of LSC as part of the consideration in the merger. As a result of the merger, Mr. Jacoby became the majority shareholder, chief executive officer and sole director of the Company. The Notes are convertible into common stock at any time at a conversion price of $.15 per share. Notes in the principal amount of $3.2 million bear interest at 8% payable monthly, with the principal balance originally due February 28, 2005. A note in the principal amount of $1 million bears 8% interest payable semi-annually, with the principal balance due in November 2007. The Notes are secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Company capital stock owned by D. Ronald Allen. As of April 20, 2005, the $3.2 million notes have been extended to July 31, 2005. Interest expense related to these notes totaled $80,000 and $4,333,333 for the three and nine months ended April 30, 2005. Interest expense for the nine month period includes a $4,200,000 charge for the value of the beneficial conversion feature recognized upon issuance of the Notes.

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

 LSC guaranteed payment of mortgage notes owed by JACCO to financial institutions. At April 30, 2005, amounts owed by JACCO under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $5,100,000. In the event that JACCO defaults on any of these loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The terms of the guarantees run concurrent with the notes and expire between February 2010 and January 2017. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0.

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


 NOTE 11 - STOCK OPTIONS AND WARRANTS

 On November 24, 2004, the Company's Chief Executive Officer, sole director and controlling shareholder issued to certain employees of the Company options to purchase 40,000,000 shares of common stock issuable to him upon the conversion of shares of his Series F Preferred Stock. The options have an exercise price of $.15 per share, vest immediately, and expire November 30, 2014. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options will be accounted for as deemed grants from the Company. The Company has recorded compensation expense totaling $7.6 million for the nine months ended April 30, 2005, based upon the intrinsic value of the options on the date of grant (measured as the excess of the market price ($0.34) over the exercise price).

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

                            Results of Operations

      Revenues. Net sales increased to $8,615,431 for the three months ended April 30, 2005 from $6,660,727 for the same period in 2004, a net increase of $1,954,704 or 29%. Net sales increased to $22,972,424 for the nine months ended April 30, 2005 from $16,292,972 for the same period in 2004, a net increase of $6,679,452 or 41%. The increase for the three months ended April 30, 2005 is due to net sales increases of 17% to 10 of our major customers, and approximately $1,300,000 from new customers acquired through the merger. The increase for the nine months ended April 30, 2005 is due primarily to a net sales increase of 50% to 10 of our major customers, and from the addition of customers acquired through the merger.

      Gross Profit. Gross profit for the three months ended April 30, 2005 was $1,756,171 versus a gross profit of $1,063,718 for the same period in 2004. Gross profit for the nine months ended April 30, 2005 was approximately $3,917,188 versus a gross profit of $2,601,988 for the same period in 2004. The increases are attributable to the increase in sales resulting in fixed costs being spread over a larger number of units produced and higher demand for premium services. In addition during the three months ended April 30, 2005 two of our largest customers placed high volume, quick-turn premium orders for the period. These orders are non-recurring and cannot necessarily be expected in the future. However, we are continuing to see improvement in our gross margins, which were 20% and 17%, respectively, for the three and nine months ended April 30, 2005.

      Selling, general  and administrative  expenses.   Selling, general  and
 administrative expenses consist primarily of the direct charges for advertising, sales promotion, and marketing, as well as the cost of executive, administrative and accounting personnel and related expenses as well as professional fees. Selling, general and administrative expense increased to $1,350,710 for the three months ended April 30, 2005 from $614,017 in 2004, a net increase of $736,693. Selling, general and administrative expense for the nine months ended April 30, 2005 included $7,600,000 in stock-based employee compensation expense recognized in conjunction with the grant of 40,000,000 stock options to several key employees by Brad Jacoby. These options were not granted by the Company but by Brad Jacoby directly from his personal holdings and have been deemed contributed equity by the major shareholder. The $7,600,000 charge is a non-cash charge measured as the difference between the option exercise price ($0.15) and the market value of the stock on the grant date ($0.34). No stock-based employee compensation expense was recognized during the comparable fiscal 2004 period. Excluding stock-based employee compensation expense, selling, general and administrative expense increased to $3,143,008 for the nine months ended April 30, 2005 from $2,002,820 in 2004, a net increase of $1,140,188. The increases were primarily attributable to increased number of administrative and accounting personnel, increased employee benefits and insurance expenses, and additional accounting, legal and other professional fees relating to (1) the ongoing integration of the merged entities and (2) the cost of filing and reporting as a public entity.

      Amortization of Customer Base. Amortization of customer base was $135,513 and $225,854 for the three and nine months ended April 30, 2005, respectively. The customer base was recorded as a result of the merger, effective November 24, 2004 and accordingly, no amortization was recorded in the comparable periods in the prior year.

      Other income (expense). Other income (expense) increased to $(136,208) for the three months ended April 30, 2005 from ($12,014) in 2004. The nine month period in fiscal 2005 includes $4,200,000 in non-cash interest expense related to the beneficial conversion feature of the notes payable to related party that were issued in November 2004 in connection with the merger. There were no related party notes payable outstanding during the year ended July 31, 2004. Excluding this charge, other income (expense) increased to $(254,434) for the nine months ended April 30, 2005 from other income of $88,734 for the same period in 2004. The increases are attributable to
 (1) interest on notes payable acquired in the merger; (2) interest on notes payable to the former beneficial owner of LSC issued in connection with the merger; and (3) increased interest on the line of credit which had larger average outstanding balances in 2005 compared to the comparable periods in the prior year. Other income (expense) was comprised primarily of interest income and expense and material reclamation.

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

      Cash  flows  from  operations.   Net  cash  of $1,289,608  provided  by
 operations during the nine months ended April 30, 2005 consisted of $1,139,602 provided by net income, as adjusted from non-cash items and $150,006 provided by working capital. This compares to $174,815 during the same period in 2004 which consisted of $1,295,246 provided by net income, as adjusted from non-cash items, and $1,120,431 used by working capital.

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

                          INTEGRATED PERFORMANCE SYSTEMS, INC.
                          (Registrant)

 Date: February 1, 2006   By:  /s/ BRAD J. PETERS
                          -------------------------------------------
                          Brad J. Peters
                          Vice President and Chief Financial Officer
                          (On behalf of the registrant and as
                          principal financial and accounting officer)

                                EXHIBIT INDEX

 Exhibit
 Number               Description of Exhibit
 ------               ----------------------

 10.1 * Compromise and Settlement Agreement, dated May 26, 2005, between the Company and LaJolla Cove Investors, Inc. (filed as Exhibit
           10.1 to the Company's Form 8-K filed on May 27, 2005).

 10.2 *    Compass Bank Letter Loan Agreement dated August 22, 2003 (filed as
           Exhibit 10.2 to the Company's Form 10-QSB filed on June 13, 2005).

 10.3 * M&I First National Leasing Corp. Lease of Personal Property dated 3/21/05 (filed as Exhibit 10.3 to the Company's Form 10-QSB filed on June 13, 2005).

 31.1 ** Certification of Brad Jacoby, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

 31.2 ** Certification of Brad J. Peters, Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

 32.1 ** Certifications of Brad Jacoby, President and Principal Executive Officer, and Brad J. Peters, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
 _______________________
 *    Incorporated herein by reference to the respective filings identified above
 **   Filed herewith.