Form 10QSB
period 2006-01-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-03-10
CIK 1069562

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2006


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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      At January 31, 2006 there were 61,152,194 shares of the issuer's common shares outstanding.

 Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                GENERAL INDEX

                                                                    Page
                                                                   Number
 ----------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS..................................     3

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................    13

 ITEM 3.   CONTROLS AND PROCEDURES...............................    15


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS.....................................    15

 ITEM 5.   OTHER INFORMATION.....................................    16

 ITEM 6.   EXHIBITS..............................................    16

 SIGNATURES......................................................    18

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)
                                                             January 31,
                                                                 2006
                                                             ------------
         ASSETS

 Current assets:
  Cash                                                      $   1,359,744
  Trade accounts receivable, net of allowance
    for doubtful accounts of $38,041                            5,202,789
  Prepaid expenses and other                                      155,462
  Inventory                                                     1,877,429
  Deferred income tax asset                                        96,121
  Income tax receivable                                           153,267
                                                             ------------
         Total current assets                                   8,844,812
                                                             ------------

 Property and equipment, net                                    1,722,481

 Other assets:
   Goodwill                                                     8,275,034
   Customer base, net                                           3,704,001
                                                             ------------
                                                               13,701,516
                                                             ------------
         Total assets                                       $  22,546,328
                                                             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                         $   2,984,441
   Accrued expenses (including $88,667 interest
     to related party)                                            828,267
   Notes payable, current portion                                 572,752
                                                             ------------
         Total current liabilities                              4,385,460
                                                             ------------

 Noncurrent liabilities:
   Long-term debt, net of current maturities                    1,698,667
   Note payable to related party                                4,200,000
   Deferred income tax liability                                1,639,674
                                                             ------------
         Total long-term liabilities                            7,538,341
                                                             ------------

 Stockholders' equity:
   Preferred stock; par value $0.01; 10,000,000
     shares authorized
     Series F Convertible; 300,000 shares authorized,
     193,829 shares issued and outstanding                          1,938
   Common stock; par value  $0.01; 100,000,000 shares
     authorized; 61,152,194 shares issued and outstanding         611,522
   Additional paid-in capital                                  17,839,618
   Retained earnings                                           (7,830,551)
                                                             ------------
         Total stockholders' equity                            10,622,527
                                                             ------------
         Total liabilities and stockholders' equity         $  22,546,328
                                                             ============

                 The accompanying notes are an integral part
            of these condensed consolidated financial statements.

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                               Three        Three        Six          Six
                              Months       Months       Months       Months
                               Ended        Ended        Ended        Ended
                            January 31,  January 31,  January 31,  January 31,
                               2006         2005         2006         2005
                            -----------  -----------  -----------  -----------

 Net sales                  $ 9,088,258  $ 7,604,706  $17,136,805  $14,356,993

 Cost of sales                7,522,687    6,486,898   13,835,125   12,195,976
                             ----------   ----------   ----------   ----------
 Gross profit                 1,565,571    1,117,808    2,385,113    2,161,017
                             ----------   ----------   ----------   ----------

 Expenses:
 General and
   administrative expenses    1,223,055    8,595,249    2,385,113    9,392,298
 Amortization of
   customer base                135,512       90,341      271,024       90,341
                             ----------   ----------   ----------   ----------
                              1,358,567    8,685,590    2,656,137    9,482,639
                             ----------   ----------   ----------   ----------
 Income (loss) from
 operations                     207,004   (7,567,782)     645,543   (7,321,622)
                             ----------   ----------   ----------   ----------

 Other income (expense):
   Interest expense             (35,412)     (58,269)     (62,948)     (75,500)
   Interest expense -
     related party              (88,667)  (4,257,867)    (171,865)  (4,257,867)
   Interest income                  956           74        1,525          156
   Other income                  18,958          739       36,977       14,985
                             ----------   ----------   ----------   ----------
                               (104,165)  (4,315,323)    (196,311)  (4,318,226)
                             ----------   ----------   ----------   ----------
 Income (loss) before
 provision for income taxes     102,839  (11,883,105)     449,232  (11,639,848)

 Provision for income taxes      26,552      (21,363)     156,626       71,273
                             ----------   ----------   ----------   ----------
 Net income (loss)          $    76,287 $(11,861,742) $   292,606 $(11,711,121)
                            ===========   ==========  ===========   ==========

 Net income (loss)
 per share
   Basic                    $       .00   $    (0.28) $       .00   $    (0.55)
                            ===========   ==========  ===========   ==========
   Diluted                  $       .00   $    (0.28) $       .00   $    (0.55)
                            ===========   ==========  ===========   ==========
 Weighted average common
 shares
   Basic                     61,152,194   42,796,040   61,152,194   21,399,020
                            ===========   ==========  ===========   ==========
   Diluted                  282,981,194   42,796,040  282,981,194   21,399,020
                            ===========   ==========  ===========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 Six Months Ended January 31,
                                                 ----------------------------
                                                      2006           2005
                                                  ------------   ------------
 Cash flows from operating activities:
 Net income                                      $     292,606  $ (11,711,121)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                     553,802        484,070
     Stock based compensation                                -      7,600,000
     Non-cash interest expense from beneficial
       conversion feature                                    -      4,200,000
     Deferred tax expense                              126,303         71,273
     Changes in operating assets and liabilities:
       Trade accounts receivable                    (1,078,111)      (474,160)
       Inventory                                       203,001        162,125
       Prepaid expenses and other                      (59,738)       (33,100)
       Income tax receivable                           578,751              -
       Accounts payable                                468,316        219,642
       Accrued expenses                                (91,143)       104,118
                                                  ------------   ------------
    Net cash provided by operating activities          993,787        622,847
                                                  ------------   ------------

 Cash flows from investing activities:
   Merger costs                                              -       (209,805)
   Cash acquired through merger.                             -         78,762
   Acquisition of property and equipment               (83,264)       (46,386)
                                                  ------------   ------------
    Net cash used in investing activities              (83,264)      (177,429)
                                                  ------------   ------------

 Cash flows from financing activities:
   Net borrowings (payments) on line of credit      (1,455,560)       950,000
   Payments on long-term debt                         (308,219)      (907,525)
   Interest paid to related party                     (309,866)             -
   Borrowing on new term note                        2,250,000              -
   Collections on advances to related parties                -         37,972
                                                  ------------   ------------
    Net cash provided by financing activities          176,355         80,447
                                                  ------------   ------------
 Net increase in cash                                1,086,878        525,865
 Cash, beginning of period                             272,866        218,000
                                                  ------------   ------------
 Cash, end of period                             $   1,359,744  $     743,865
                                                  ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

             Integrated Performance Systems, Inc. and Subsidiaries
         Notes to Interim Condensed Consolidated Financial Statements
                               January 31, 2006
                                 (Unaudited)

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


 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

 Inventory
 ---------

 Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At January 31, 2006, inventory consisted of $766,656 in raw materials, $759,041 in work in process, and $379,732 in finished goods, less a valuation allowance of $28,000.

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

 During the three months ended January 31, 2006 and 2005, the Company did not recognize any compensation expense under APB 25, nor did the Company recognize any compensation expense under the disclosure-only provisions of SFAS 123.

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

 The following table sets forth the computation of basic and diluted net income per share:

                                   For the Three Months    For the Six Months
                                    Ended January 31,       Ended January 31,
                                 ----------------------------------------------
                                   2006        2005         2006        2005
                                 --------    --------     --------    --------
 Numerator
 Numerator for basic earnings
   per share - net income
   (loss)                       $  76,287 $(11,861,742)  $ 292,606 $(11,711,121)
 Effect of dilutive securities
   on net income                   85,866            -     171,733            -
                                 --------  -----------    --------  -----------
 Numerator for diluted earnings
   per share                    $ 162,153 $(11,861,742)  $ 464,339 $(11,711,121)
                                 ========  ===========    ========  ===========
 Denominator
 Denominator for basic
   earnings per share          61,152,194   42,796,040  61,152,194   21,399,020
 Effect of dilutive securities 28,000,000            -  28,000,000            -
 Convertible preferred stock  193,829,000            - 193,829,000            -
                              -----------  ----------- -----------  -----------
 Denominator for diluted
   earnings per share         282,981,194   42,796,040 282,981,194   21,399,020
                              ===========  =========== ===========  ===========

 Basic earnings per share       $    0.00    $   (0.28)  $    0.00    $   (0.55)
                                 ========     ========    ========     ========
 Diluted earnings per share     $    0.00    $   (0.28)  $    0.00    $   (0.55)
                                 ========     ========    ========     ========

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

 Recent Accounting Pronouncements
 --------------------------------

 In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123(R).


 NOTE 3 - CONCENTRATIONS OF RISK

 At January 31, 2006, four customers accounted for approximately 49% of the total accounts receivable. For the three and six months ended January 31, 2006, respectively, these customers accounted for approximately 60% and 56% of net sales. At January 31, 2005, five customers accounted for approximately 52% of the total accounts receivable and for the three and six months ended January 31, 2005, these customers accounted for approximately 50% of net sales.


 NOTE 4 - MERGER

 On November 24, 2004 a wholly owned subsidiary of the Company merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits "LSC"), and LSC became a wholly owned subsidiary of the Company. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in the Company. The transaction has been accounted for as a reverse merger (the transaction being referred to in this quarterly report as the "Merger"). This means the Merger has been treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC became the historical financial statements of the Company for all periods presented.


 NOTE 5 - INCOME TAXES

 The income tax provision for the three and six month periods ended January 31, 2006 consists of the following:

                                  For the three months    For the six months
                                   ended January 31        ended January 31
                                ---------------------------------------------
                                  2006        2005         2006        2005
                                --------    --------     --------    --------
 Current expense               $  30,323   $       -    $  30,323   $       -

 Deferred expense              $  (3,771)  $ (21,363)   $ 126,303   $  71,273
                                --------    --------     --------    --------
                               $  26,552   $ (21,363)   $ 156,626   $  71,273
                                ========    ========     ========    ========

 Significant temporary differences used in the computation of deferred tax assets and liabilities at January 31, 2006 are as follows:

 Deferred tax assets, current
   Allowance for bad debts                          $    10,937
   Accrued vacation                                      74,832
   Inventory reserves                                    10,352
                                                     ----------
                                                    $    96,121

 Deferred tax assets (liabilities), non-current
   Depreciation of property and equipment           $  (270,305)
   Net operating loss carry forwards                  2,957,682
   Valuation allowance                               (2,957,682)
   Customer base                                     (1,369,369)
                                                     ----------
                                                    $(1,639,674)
                                                     ==========

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that additional valuation allowances are necessary as of January 31, 2006.

 At January 31, 2006, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7,998,588 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company. During the three and six months ended January 31, 2006, the Company utilized NOLs totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $173,880. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the Merger.


 NOTE 6 - LINE OF CREDIT

 The Company has a $2 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at the bank's prime rate (6.75% at January 31, 2006) and matures October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is subject to a guarantee by Jacoby in an event of default under the security agreement. On October 28, 2005, the Company entered into a credit facility with a bank for a $2,250,000 five-year term loan (the "Term Loan. The security arrangement for the Term Loan was also written to encompass the LOC. Under the terms of the security agreement the Term Loan is collateralized by all of the Company's equipment and the LOC is collateralized by the Company's inventory and accounts receivable. The Term Loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. Both the Term Loan and the LOC are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. The Company received the cash proceeds from the Term Loan on November 4, 2005. The proceeds were used pay down the outstanding balance on the LOC and, coupled with the LOC, will fund working capital.


 NOTE 7 - NOTES PAYABLE

 Long-term debt consists of the following at January 31, 2006:

 Note payable to financial institution payable in monthly
 installments of $7,035 including interest at 6.75%,
 matures March 31, 2006, collateralized by equipment              $   20,869

 Note payable to financial institution payable in monthly
 installments of $37,500 including interest at Libor + 2.15%, matures October 31, 2010, collateralized by inventory and
 accounts receivable                                               2,137,500

 Note payable to individual A, payable in monthly
 installments of $25,000, unsecured                                   50,000

 Note payable to individual B, payable in monthly
 installments of $10,000, unsecured                                   20,000

 Note payable to individual C, payable in monthly
 installments of $12,000, unsecured                                   24,000

 Other                                                                19,050
                                                                   ---------
                                                                   2,271,419
     Less current maturities of long-term debt                      (572,752)
                                                                   ---------
     Total long-term debt, less current maturities                $1,698,667
                                                                   =========

 On November 18, 2005, the Company settled the notes payable to individuals A, B and C for a total of $235,000 including all accrued interest. The settlement amounts were determined to be $125,000, $50,000 and $60,000 for individuals A, B and C respectively. The terms of the settlement include five equal monthly payments, with no additional interest charges.


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


 NOTE 9 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 The Company leases both of its operating facilities from JACCO Investments, Inc. ("JACCO") an entity majority owned by Mr. Jacoby and his wife. For the three and six months ended January 31, 2006 and 2005, the Company incurred lease expense totaling $225,000 for the three month and $450,000 for the six month periods, respectively, related to these operating leases. LSC began leasing its operating facilities from JACCO in 2001. The terms of the leases are for fifteen and ten year periods ending in 2010 and 2017. LSC has guaranteed payment of mortgage notes owed by JACCO to financial institutions. At January 31, 2006, amounts owed by JACCO under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $4,800,000. In the event that JACCO defaults on any of these loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The terms of the guarantees run concurrent with the notes and expire February 2010 and January 2017. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0

 Primarily because of the common control between the Company and JACCO, the guarantee of the indebtedness on the leased JACCO property and the pledging of personal assets of Jacoby and his wife as collateral for the debt of JACCO, the Company is exposed to the risk that it may be required to subsidize losses of JACCO. The mortgages guaranteed by the Company are secured by the leased real estate having an estimated fair value of approximately $7 million. The maximum exposure for the Company would be the carrying amount of the variable-rate bank loan of JACCO, however the Company's normal monthly lease payments under the lease agreement discussed above are sufficient to cover the principal amounts guaranteed by the Company.


 NOTE 10 - STOCK OPTIONS AND WARRANTS

 As of January 31, 2006, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $0.75 per share and expire November 5, 2009.

 As of January 31, 2006, there were 31,667 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire February 8, 2011.


 NOTE 11 - COMMITMENTS AND CONTINGENCIES

 Litigation
 ----------
 The Company is  party to  the various legal  proceedings noted  below.   The
 Company believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on
 (1) net income in the period in which the ruling occurs and (2) business and financial conditions.

 On December 5, 2005, IPS and LSC sued Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. IPS and LSC assert claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the merger agreement that effected the Merger (the "Merger Agreement"). LSC seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit as defined in the Company's annual report of Form 10-KSB for the year ended July 31, 2005, filed January 5, 2006. LSC also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. IPS and LSC assert claims for constructive trusts against the entity defendants regarding the IPS common stock held by those entities as of the date of the closing of the Merger Agreement. IPS and LSC assert that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the Merger Agreement.

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

 On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and other entities, including several former IPS subsidiaries, alleging fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. Both parties are currently conducting discovery and the trial is scheduled for April 17, 2006.


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

      Our principal products are complex multi-layer printed circuit boards, including antenna and metalback radio frequency circuit boards. Printed circuit boards serve as the basis and foundation for electronic equipment. The circuit boards we produce are sold through direct sales people and manufacturer's representatives to a variety of commercial and military markets. The commercial markets and their applications include power systems, telecommunications, computer hardware, consumer electronics, instrumentation and controls. The military applications for our products include satellite communications, avionics, missiles, smart bombs, defense systems, radar detection and test equipment.

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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months ended January 31, 2006 and 2005. It should be read in conjunction with the financial information for the year ended July 31, 2005, appearing in the Company's annual Form 10-KSB filed on January 5, 2006.

                            Results of Operations

      Revenues. Net sales increased to $9,088,258 for the three months ended January 31, 2006, from $7,604,706 for the same period in 2005, a net increase of $1,483,552 or 20%. Net sales increased to $17,136,805 for the six months ended January 31, 2006 from $14,356,993 for the same period in 2005, a net increase of $2,779,812 or 19%. We are continuing to see strong demand for our products from our existing original equipment manufacturer ("OEM") customers. Sales to our top ten customers increased by 33% and 27% for the three and six months ended January 31, 2006 respectively compared to the same period in 2005.

      Gross Profit. Gross profit for the three months ended January 31, 2006 was $1,565,571 compared to $1,117,808 for the same period in 2005, an increase of $447,763 or 40%. Gross profit for the six months ended January 31, 2006 was approximately $2,385,113, versus a gross profit of $2,161,017. Gross margin improved from 15% for the three and six months ended January 31, 2005 to 17% and 19%, respectively, for the same period in the current year. The increase in gross profit is due to (1) the further increase in sales resulting in fixed costs being spread over a larger number of units produced, (2) higher demand for premium services, which typically command a significantly higher margin and (3) an increase in sales of military products that also produce higher margins.

      Selling, general  and administrative  expenses.   Selling, general  and
 administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense decreased to $1,223,055 for the three months ended January 31, 2006, from $8,595,249 for the same period in 2005, a decrease of $7,372,194 or 86%. The decrease is a result of the recording of a non-cash compensation expense of $7,600,000 in 2005 related to stock options that is not recurring during the period ended January 31, 2006. The increase in recurring SG&A expense is primarily attributable to an increased number of administrative and accounting personnel, increased employee benefits and insurance expenses, and additional accounting, legal and other professional fees relating to (1) the ongoing litigation as a result of the Merger and (2) expenses related to filing and reporting as a public entity.

      Amortization of Customer Base. The customer base was recorded as a result of the Merger on November 24, 2004 and accordingly, $90,341 representing two months of amortization was recorded during the three and six months ended January 31, 2005. Amortization expense increased to $135,512 and $271,024 for the three and six months ended January 31, 2006.

      Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties, as well as income from reclaiming scrap material. Other (expense), was ($4,316,136) and ($4,333,367) for the three and six months ended January 31, 2005 and included $4,200,000 in non-cash interest expense related to the beneficial conversion feature of the notes payable to related party that were issued in November 2004 in connection with the merger. Other (expense) decreased to ($104,165) and ($196,311) for the three and six months ended January 31, 2006.

      Income Tax Provision. The income tax provision increased to $156,626 for the six months ended January 31, 2006, from $71,273 for the same period in the prior year. The increase in the provision is due to the increase in pre-tax income.

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

      Cash  flows  from  operations.   Net  cash   of  $993,787  provided  by
 operations during the six months ended January 31, 2006 consisted of $972,711 provided by net income as adjusted from non-cash items and $21,076 provided by working capital. This compares to net cash provided by operations of $622,847 during the same period in the prior year, which consisted of $644,222 provided by net income as adjusted from non-cash items, partially offset by $21,375 used by working capital.

      Cash used for investing activities. Net cash of $83,264 used for investing activities during the six months ended January 31, 2006 consisted of purchases of equipment. Net cash of $177,429 used for investing activities during the same period in the prior year included $209,805 to fund Merger-related costs, $78,762 cash acquired through the Merger, and $46,386 for the purchase of property and equipment.

      Cash flows from financing activities. Net cash provided by financing activities during the six months ended January 31, 2006 was $176,355 and consisted of net payments of $309,866 on related party interest, payments of $308,219 on long-term debt and net increase in borrowings of $794,440 on the new bank note. Net cash provided by financing activities during the same period in the prior year included net borrowings on our line of credit of $950,000 and collections of $37,972 on advances to related parties, partially offset by payments of $907,525 on long-term debt.

      Indebtedness and guarantees. We have a $2 million line of credit (the "LOC") described in Note 6 of our financial statements set forth in Part I,
 Item 1 above.

      We have other indebtedness in the amount of $2,271,419, some of which was originally incurred by IPS prior to the Merger. Current maturities are $572,752. Additionally, we issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

      On October 28, 2005 we entered into a credit facility with a bank for a $2,250,000 five-year term loan (the "Term Loan"). The Term Loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. The Term Loan is collateralized by all of the Company's equipment and the LOC is collateralized by the Company's inventory and accounts receivable. Both the Term Loan and the LOC are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. The Company received the cash proceeds from the Term Loan on November 4, 2005. The proceeds were used to pay down the outstanding balance on the LOC and, coupled with the LOC, will fund working capital in the future.

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

      Gehan lawsuit. On November 18, 2003 Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and several former IPS subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. Both parties are currently conducting discovery and the trial is scheduled for April 17,, 2006.


 ITEM 5.   OTHER INFORMATION

 Our Common Stock was traded over-the-counter through December 21, 2005 on the OTC Bulletin BoardR (OTCBB) under the symbol "IPFS.OB" and was subsequently moved to the Pink Sheets, trading under the symbol "IPFS.PK", for failure to timely file the annual report on Form 10-KSB. The annual report on Form 10-KSB was filed on January 5, 2006. The Company is now current in its filings with the SEC and is eligible for trading on the OTCBB.


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

   3.3* Certificate of Amendment of Certificate of Incorporation ofthe Company filed with the New York Secretary of State, October 27, 1998 (filed as Exhibit 3.3 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).

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

 **   Filed herewith.


 The Company filed two (2) reports on Form 8-K during the quarter ended January 31, 2006, as follows:

 1. dated November 18, 2005, covering the signing of a new security agreement with the Company's bank and the refinancing of a note payable to the CEO, both dated October 28, 2005.

 2. dated January 26, 2005, covering a press release announcing earnings for the quarter ended October 31, 2005.


                                  SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTEGRATED PERFORMANCE SYSTEMS, INC.
                          (Registrant)

 Date: March 10, 2006     By:  /s/ BRAD J. PETERS
                          Brad J. Peters
                          Vice President and Chief Financial Officer
                          (Principal Financial Officer and Principal
                          Accounting Officer)