Form 10QSB
period 2006-04-30
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-06-14
CIK 1069562

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 2006

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

      At June 1, 2006 there were 61,152,194 shares of the issuer's common shares outstanding.

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

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (Unaudited)

                                                               April 30,
                                                                 2006
                                                             ------------
         ASSETS

 Current assets:
   Cash                                                     $   1,769,808
   Trade accounts receivable, net of allowance
     for doubtful accounts of $26,009                           4,992,711
   Prepaid expenses and other                                     302,919
   Inventory                                                    1,850,275
   Deferred income tax asset                                      166,092
                                                             ------------
         Total current assets                                   9,081,805

 Property and equipment, net                                    1,560,299

 Other assets:
   Goodwill                                                     8,275,034
   Customer base, net                                           3,568,488
                                                             ------------
                                                               11,843,522
                                                             ------------
         Total assets                                       $  22,485,626
                                                             ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                         $   2,862,731
   Accrued expenses (including $28,000 interest
     to related party)                                            767,402
   Income tax payable                                             198,176
   Notes payable, current portion                                 389,878
                                                             ------------
         Total current liabilities                              4,218,187

 Noncurrent liabilities:
   Long-term debt, net of current maturities                    1,659,197
   Note payable to related party                                4,200,000
   Deferred income tax liability                                1,585,633
                                                             ------------
         Total long-term liabilities                            7,444,830

 Stockholders' equity:
   Preferred stock; par value $0.01; 10,000,000
     shares authorized
     Series F Convertible; 300,000 shares authorized,
     193,829 shares issued and outstanding                          1,938
   Common stock; par value  $0.01; 100,000,000 shares
     authorized; 61,152,194 shares issued and outstanding         611,522
  Additional paid-in capital                                   17,839,618
  Accumulated deficit                                          (7,630,469)
                                                             ------------
         Total stockholders' equity                            10,822,609
                                                             ------------
         Total liabilities and stockholders' equity         $  22,485,626
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

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (Unaudited)


 =============================================================================

                               Three        Three        Nine         Nine
                           Months Ended Months Ended Months Ended Months Ended
                             April 30,    April 30,    April 30,    April 30,
                               2006         2005         2006          2005
                            -----------  -----------  -----------  -----------

 Net sales                  $ 8,880,509  $ 8,615,431  $26,017,314  $22,972,424

 Cost of sales                7,050,860    6,859,260   20,885,985   19,055,236
                             ----------   ----------   ----------   ----------
 Gross profit                 1,829,649    1,756,171    5,131,329    3,917,188
                             ----------   ----------   ----------   ----------

 Expenses:
 Selling, general and
   administrative expenses    1,293,535    1,350,710    3,678,648   10,743,008
 Amortization of customer
   base                         135,513      135,513      406,537      225,854
                             ----------   ----------   ----------   ----------
                              1,429,048    1,486,223    4,085,185   10,968,862
                             ----------   ----------   ----------   ----------
 Income (loss) from
   operations                   400,601      269,948    1,046,144   (7,051,674)
                             ----------   ----------   ----------   ----------
 Other income (expense):
 Interest expense               (35,666)     (62,978)     (98,746)    (143,012)
 Interest expense -
   related party                (83,067)     (80,000)    (254,800)  (4,333,333)
 Interest income                  3,469           70        4,995          226
 Gain (loss) on
   extinguishment of debt             -            -        2,510            -
 Other income (expense)          42,177        6,700       76,643       21,685
                             ----------   ----------   ----------   ----------
                                (73,087)    (136,208)    (269,398)  (4,454,434)
                             ----------   ----------   ----------   ----------
 Income (loss) before
  provision for income taxes    327,514      133,740      776,746  (11,506,108)

 Provision for income taxes     127,431       39,293      284,057      110,566
                             ----------   ----------   ----------  -----------
 Net income (loss)          $   200,083  $    94,447  $   492,689 $(11,616,674)
                             ==========   ==========   ==========  ===========

 Net income (loss) per share
   Basic                    $       .00  $       .00  $       .01  $      (.35)
                             ==========   ==========   ==========   ==========
   Diluted                  $       .00  $       .00  $       .00  $      (.35)
                             ==========   ==========   ==========   ==========

 Weighted average common
 shares
   Basic                     61,152,194   58,209,972   61,152,194   33,399,660
                            ===========  ===========  ===========   ==========
   Diluted                  282,981,194  282,438,972  282,981,194   33,399,660
                            ===========  ===========  ===========   ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements

            INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                  Nine Months Ended April 30,
                                                  ---------------------------
                                                      2006           2005
                                                  ------------   ------------
 Cash flows from operating activities:
 Net income (loss)                               $     492,689  $ (11,616,674)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                     818,363        808,663
     Stock based compensation                                -      7,689,000
     Non-cash interest expense
       from beneficial conversion feature                    -      4,200,000
     Deferred tax expense                                2,292         58,613
     Disposal of property and equipment                 98,250              -
     Changes in operating assets and liabilities:
       Trade accounts receivable                      (868,610)      (641,351)
       Inventory                                       230,155        (79,173)
       Other receivables                                20,957         (7,311)
       Prepaid expenses and other                     (227,576)       (50,387)
       Income tax payable                              930,194              -
       Accounts payable                                346,606        565,455
       Accrued expenses                                 (8,277)       362,773
                                                  ------------   ------------
    Net cash provided by operating activities        1,835,043      1,289,608
                                                  ------------   ------------

 Cash flows from investing activities:
   Merger costs                                              -       (209,805)
   Cash acquired through merger.                             -         78,763
   Acquisition of property and equipment              (148,379)      (199,451)
                                                  ------------   ------------
    Net cash used in investing activities             (148,379)      (330,493)
                                                  ------------   ------------

 Cash flows from financing activities:
   Net borrowings (payments) on line of credit      (1,455,560)       945,560
   Payments on long-term debt                         (530,563)      (967,191)
   Interest paid to related party                     (453,599)             -
   Borrowing on new term note                        2,250,000              -
   Collections on advances to related parties                -         37,972
                                                  ------------   ------------
    Net cash provided (used) by financing
      activities                                      (189,722)        16,341
                                                  ------------   ------------
 Net increase in cash                                1,496,942        975,456
 Cash, beginning of period                             272,866        218,000
                                                  ------------   ------------
 Cash, end of period                             $   1,769,808  $   1,193,456
                                                  ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            Integrated Performance Systems, Inc. and Subsidiaries
         Notes to Interim Condensed Consolidated Financial Statements
                                April 30, 2006
                                 (Unaudited)

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


 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

 Inventory
 ---------

 Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At April 30, 2006, inventory consisted of $865,540 in raw materials, $618,345 in work in process, and $366,390 in finished goods.

 In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. As of August 1, 2005, the Company adopted SFAS 151. The adoption did not have a material impact on the Company's consolidated financial condition and results of operations.

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

 The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provision of SFAS 123 to stock based employee compensation.

                           For the Three Months         For the Nine Months
                              Ended April 30,             Ended April 30,
                            -------------------        ---------------------
                              2006       2005            2006         2005
                            --------   --------        --------     --------

 Net income (loss)         $ 200,083  $  94,447       $ 492,689  $(11,616,674)

 Add stock based employee
 compensation expense
 included in reported net
 income (loss)                     -          -               -     7,600,000

 Less stock based
 employee compensation
 expense determined under
 fair-value method                 -          -               -    (9,176,887)

                            --------   --------        --------    ----------
 Net income (loss),
   pro forma               $ 200,083  $  94,447       $ 492,689  $(13,193,561)
                            ========   ========        ========    ==========

 Average Shares
 outstanding - basic      61,152,194  58,209,972      61,152,194   33,399,660
                          ----------  ----------      ----------   ----------
 Basic earnings per
 share - as reported       $    0.00  $    0.00       $    0.01   $     (0.35)
                            ========   ========        ========    ==========
 Basic earnings per
 share - pro forma         $    0.00  $    0.00       $    0.01   $     (0.40)
                            ========   ========        ========    ==========


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

 The following table sets forth the computation of basic and diluted net income per share:

                                  For the Three Months    For the Nine Months
                                     Ended April 30,        Ended April 30,
                                 --------------------------------------------
                                     2006       2005        2006       2005
                                 --------------------------------------------
 Numerator
 Numerator for basic earnings
   per share - net income
   (loss)                       $ 200,083   $  94,447   $ 492,689 $(11,616,674)
 Effect of dilutive securities
   on net income                   83,067      80,000     254,800            -
                                 --------    --------    --------  -----------
 Numerator for diluted earnings
   per share                    $ 283,150   $ 174,447   $ 747,489 $(11,616,674)
                                 ========    ========    ========  ===========

 Denominator
 Denominator for basic
   earnings per share          61,152,194   58,209,972  61,152,194   33,399,660
 Convertible note payable               -    2,400,000           -            -
 Effect of dilutive securities 28,000,000   28,000,000  28,000,000            -
 Convertible preferred stock  193,829,000  193,829,000 193,829,000            -
                              -----------  ----------- -----------  -----------
 Denominator for diluted
   earnings per share         282,981,194  282,438,972 282,981,194   33,399,660
                              ===========  =========== ===========  ===========

 Basic earnings per share       $    0.00    $    0.00   $    0.01    $   (0.35)
                                 ========     ========    ========     ========

 Diluted earnings per share     $    0.00    $    0.00   $    0.00    $   (0.35)
                                 ========     ========    ========     ========

 Warrants to purchase a total of 531,667 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 40,000,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 10.

 The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all of its outstanding convertible securities.


 NOTE 3 - CONCENTRATIONS OF RISK

 At April 30, 2006, four customers accounted for approximately 47% of the total accounts receivable. For the three and nine months ended April 30, 2006, respectively, these customers accounted for approximately 58% and 57% of net sales respectively. For the three and nine months ended April 30, 2005, these customers accounted for approximately 50% and 51% of net sales, respectively.


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


 NOTE 5 - INCOME TAXES

 The income tax provision for the three and nine month periods ended April 30, 2006 consists of the following:

                                  For the three months   For the nine months
                                     ended April 30         ended April 30
                                 --------------------------------------------
                                     2006       2005        2006       2005
                                 --------------------------------------------

 Current expense               $ 251,443   $  51,953    $ 281,766   $  51,953

 Deferred expense              $(124,012)  $ (12,660)   $   2,291   $  58,613
                                --------    --------     --------    --------
                               $ 127,431   $  39,293    $ 284,057   $ 110,566
                                ========    ========     ========    ========

 Significant temporary differences used in the computation of deferred tax assets and liabilities at April 30, 2006 are as follows:

 Deferred tax assets, current
   Allowance for bad debts                          $     9,615
   Accrued vacation                                      94,986
   Accrued bonus                                         51,139
   Accrued Interest                                      10,352
                                                     ----------
                                                    $   166,092
                                                     ==========
 Deferred tax assets (liabilities), non-current
   Depreciation of property and equipment           $  (266,363)
   Net operating loss carry forwards                  2,957,682
   Valuation allowance                               (2,957,682)
   Customer base                                     (1,319,270)
                                                     ----------
                                                    $(1,585,633)
                                                     ==========

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that additional valuation allowances are necessary as of April 30, 2006.

 At April 30, 2006, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7,998,588 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company on November 24, 2004. During the three and nine months ended April 30, 2006, the Company utilized NOLs totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $173,880. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the Merger.


 NOTE 6 - LINE OF CREDIT

 The Company has a $2 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at the bank's prime rate (6.98% at April 2006) and matures October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is subject to a guarantee by Jacoby in an event of default under the security agreement. On October 28, 2005, the Company entered into a credit facility with a bank for a $2,250,000 five-year term loan (the "Term Loan"). The security arrangement for the Term Loan was also written to encompass the LOC. Under the terms of the security agreement the Term Loan is collateralized by all of the Company's equipment and the LOC is collateralized by the Company's inventory and accounts receivable. The Term Loan bears interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. Both the Term Loan and the LOC are subject to certain financial and other covenants. An event of default under the security agreement will trigger a $2,000,000 personal guarantee of Jacoby. The Company received the cash proceeds from the Term Loan on November 4, 2005. The proceeds were used to pay down the outstanding balance on the LOC and, coupled with the LOC, will fund working capital.


 NOTE 7 - NOTES PAYABLE

 Long-term debt consists of the following at April 30, 2006:

  Note payable to financial institution payable in monthly
  installments of $37,500 including interest at Libor + 2.15%,
  matures October 31, 2010, collateralized by equipment           $ 2,025,000

  Other                                                                24,075
                                                                   ----------

                                                                    2,049,075
     Less current maturities of long-term debt                       (389,878)
                                                                   ----------
     Total long-term debt, less current maturities                $ 1,659,197
                                                                   ==========


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


 NOTE 9 - RELATED PARTY TRANSACTIONS AND GUARANTEES

 The Company leases both of its operating facilities from JACCO Investments, Inc. ("JACCO") an entity majority owned by Mr. Jacoby and his wife. For the three and nine months ended April 30, 2006 and 2005, the Company incurred lease expense totaling $225,000 for the three month and $675,000 for the nine month periods, respectively, related to these operating leases. LSC began leasing its operating facilities from JACCO in 2001. The terms of the leases are for fifteen and ten year periods ending in 2010 and 2017. LSC has guaranteed payment of mortgage notes owed by JACCO to financial institutions. At April 30, 2006, amounts owed by JACCO under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $4,800,000. In the event that JACCO defaults on any of these loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The terms of the guarantees run concurrent with the notes and expire February 2010 and January 2017. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0.

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


 NOTE 10 - STOCK OPTIONS AND WARRANTS

 As of April 30, 2006, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $0.75 per share and expire November 5, 2009.

 As of April 30, 2006, there were 31,667 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire February 8, 2011.


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

 On December 5, 2005, IPS and LSC sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. IPS and LSC assert claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the Merger Agreement. LSC seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. LSC also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. IPS and LSC assert claims for constructive trusts against the entity defendants regarding the IPS common stock held by those entities as of the date of the closing of the Merger Agreement. IPS and LSC assert that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the Merger Agreement. The parties are currently conducting discovery, and the trial in the case is set for January 8, 2007.

 On July 8, 2005, The Law Offices of Gregory W. Mitchell, P.L.L.C. (the "Law Firm") and Gregory W. Mitchell, (individually "Mitchell," and collectively with the Law Firm, the "Mitchell Plaintiffs"), the sole member of the Law Firm, sued IPS in the 160th Judicial District Court of Dallas County, Texas. The Mitchell Plaintiffs allege that IPS entered into a fee agreement under which the Law Firm was to provide all legal services for IPS in exchange for which IPS was to pay the Law Firm, each month for two years, $10,000 cash plus IPS common stock with a current value of $15,000. The Mitchell
 Plaintiffs allege that, after several months, IPS repudiated the fee agreement without cause. The Law Firm seeks to recover the remaining fees due under the fee agreement, approximately $200,000 in cash and $315,000 in Common Stock, plus attorneys' fees. IPS disputes the claims and plans to vigorously defend the lawsuit. The Company has asserted counterclaims against the Mitchell Plaintiffs for breach of fiduciary duty seeking rescission of the fee agreement, professional negligence, and breach of the fee agreement. The trial in the case is set for July 31, 2006.

 On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen, and several former IPS subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that IPS's former subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities. PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. IPS disputes the claims and plans to vigorously defend the lawsuit. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. The parties are currently conducting discovery and the trial in the case is scheduled for October 9, 2006.


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

      The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and nine months ended April 30, 2006 and 2005. It should be read in conjunction with the financial information for the year ended July 31, 2005, appearing in the Company's annual Form 10-KSB filed on January 5, 2006.

                            Results of Operations

      Revenues. Net sales increased to $8,880,509 for the three months ended April 30, 2006, from $8,615,431 for the same period in 2005, a net increase of $265,078 or 3.1%. Net sales increased to $26,017,314 for the nine months ended April 30, 2006 from $22,972,424 for the same period in 2005, a net increase of $3,044,890 or 13.3%. We continue to see strong demand for our products from our existing original equipment manufacturer ("OEM") customers. Sales to our top ten customers increased by 10.1% and 21.3% for the three and nine months ended April 30, 2006 respectively compared to the same period in 2005.

      Gross Profit. Gross profit for the three months ended April 30, 2006 was $1,829,649 compared to $1,756,171 for the same period in 2005, an increase of $73,478 or 4.2%. Gross profit for the nine months ended April 30, 2006 was $5,131,329, versus a gross profit of $3,917,188 for the same period in 2005. Gross margin improved to 21% and 20% for the three and nine months ended April 30, 2006 from 20% and 17%, respectively, for the same period in 2005. The increase in gross margin is due to (1) an increase in sales resulting in fixed costs being spread over a larger number of units produced, and (2) consistent demand for premium services, which typically command a higher margin.

      Selling, general  and administrative  expenses.   Selling, general  and
 administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense decreased to $1,293,535 for the three months ended April 30, 2006, from $1,350,710 for the same period in 2005, a decrease of $57,175 or 4.2%, and decreased from $10,743,008 to $3,678,648 for the nine months ended April 30, 2005 and 2006, respectively. For the nine months ended April 30, 2006 the decrease is primarily a result of the recording of a non-cash compensation expense of $7,600,000 in 2005 related to stock options that is not recurring during the period ended April 30, 2006 offset by an increased number of administrative and accounting personnel, increased employee benefits and insurance expenses, and additional accounting, legal and other professional fees relating to (1) the ongoing integration of the merged entities and (2) filing and reporting as a public entity. The decrease in recurring SG&A expense for the three months ended April 30, 2006 is primarily attributable to the closure of the operating facility in Frisco offset by an increased number of administrative personnel, increased employee benefits expenses, increasing utilities and property tax expense.

      Amortization of Customer Base. The customer base was recorded as a result of the Merger on November 24, 2004 and accordingly, amortization in the amount of $135,513 and $225,854 was recorded during the three and nine months ended April 30, 2005. Amortization expense increased to $406,539 for the nine months ended April 30, 2006, as a result of a full nine months of amortization in 2006.

      Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties, as well as income from reclaiming scrap material. Other (expense), was ($136,208) and ($4,454,434) for the three and nine months ended April 30, 2005 and included $4,200,000 in non-cash interest expense related to the beneficial conversion feature of the notes payable to related party that were issued in November 2004 in connection with the merger. Other (expense) decreased to ($73,087) and ($269,398) for the three and nine months ended April 30, 2006 and is a result of interest expense offset by income from scrap reclaimation.

      Income Tax Provision. The income tax provision increased to $284,057 for the nine months ended April 30, 2006, from $110,566 for the same period in the prior year. The increase in the provision is due to the increase in pre-tax income.

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

      Cash flows  from  operations.   Net  cash  of  $1,835,043  provided  by
 operations during the nine months ended April 30, 2006 consisted of $1,500,038 provided by net income as adjusted from non-cash items and $335,005 provided by working capital. This compares to net cash provided by operations of $1,289,608 during the same period in the prior year, which consisted of $1,139,602 provided by net income as adjusted from non-cash items, partially offset by $150,006 used in working capital.

      Cash used for investing activities. Net cash of $148,379 used for investing activities during the nine months ended April 30, 2006 consisted of purchases of equipment. Net cash of $330,493 used for investing activities during the same period in the prior year included $209,805 to fund Merger-related costs, $78,762 cash acquired through the Merger, and $199,451 for the purchase of property and equipment.

      Cash flows from financing activities. Net cash used by financing activities during the nine months ended April 30, 2006 was $189,722 and consisted of net payments of $453,599 on related party interest, payments of $530,563 on long-term debt and net increase in borrowings of $794,440 on the new bank note. Net cash provided by financing activities during the same period in the prior year included net borrowings on our line of credit of $945,560 and collections of $37,972 on advances to related parties, partially offset by payments of $967,191 on long-term debt.

      Indebtedness and guarantees. We have a $2 million line of credit (the "LOC") described in Note 6 of our financial statements set forth in Part I,
 Item 1 above.

      We have other indebtedness in the amount of $2,049,075, some of which was originally incurred by IPS prior to the Merger. Current maturities are $389,878. Additionally, we issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

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


                         PART II - OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS

 On December 5, 2005, IPS and LSC sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. IPS and LSC assert claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the Merger Agreement. LSC seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. LSC also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. IPS and LSC assert claims for constructive trusts against the entity defendants regarding the IPS common stock held by those entities as of the date of the closing of the Merger Agreement. IPS and LSC assert that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the Merger Agreement. The parties are currently conducting discovery, and the trial in the case is set for January 8, 2007.

 On July 8, 2005, The Law Offices of Gregory W. Mitchell, P.L.L.C. (the "Law Firm") and Gregory W. Mitchell, (individually "Mitchell," and collectively with the Law Firm, the "Mitchell Plaintiffs"), the sole member of the Law Firm, sued IPS in the 160th Judicial District Court of Dallas County, Texas. The Mitchell Plaintiffs allege that IPS entered into a fee agreement under which the Law Firm was to provide all legal services for IPS in exchange for which IPS was to pay the Law Firm, each month for two years, $10,000 cash plus IPS common stock with a current value of $15,000. The Mitchell
 Plaintiffs allege that, after several months, IPS repudiated the fee agreement without cause. The Law Firm seeks to recover the remaining fees due under the fee agreement, approximately $200,000 in cash and $315,000 in Common Stock, plus attorneys' fees. IPS disputes the claims and plans to vigorously defend the lawsuit. The Company has asserted counterclaims against the Mitchell Plaintiffs for breach of fiduciary duty seeking rescission of the fee agreement, professional negligence, and breach of the fee agreement. The trial in the case is set for July 31, 2006.

 On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen, and several former IPS subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that IPS's former subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities. PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. IPS disputes the claims and plans to vigorously defend the lawsuit. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. The parties are currently conducting discovery and the trial in the case is scheduled for October 9, 2006.


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

                               INTEGRATED PERFORMANCE SYSTEMS, INC.
                               (Registrant)



 Date: June 12, 2006      By:  /s/ BRAD J. PETERS
                          Brad J. Peters
                          Vice President and Chief Financial Officer
                          (Principal Financial Officer and Principal
                          Accounting Officer)