Form 10KSB
period 2006-07-31
INTEGRATED PERFORMANCE SYSTEMS INC
filed 2006-10-13
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

Commission files number 000-30794

INTEGRATED PERFORMANCE SYSTEMS, INC.
(Name of small business issuer in its charter)

New York	11-3042779
(State of incorporation)	(I.R.S. Employer Identification No.)

901 Hensley Lane
Wylie, Texas	75098
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (214) 291-1427

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended July 31, 2006 were $34,604,267.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

On September 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $3,638,662, based on the closing sale price of the Common Stock as reported by the OTCBB ($.06). Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 6, 2006, there were 60,652,194 shares of the issuer's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	3
ITEM 3.	LEGAL PROCEEDINGS	4
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

PART II

PART III

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

In March 1999 one of our subsidiaries acquired all the assets of PC Dynamics Corporation, a Frisco, Texas manufacturer of metal back radio frequency circuit boards. In December 1999 we divested ourselves of all our assets and exchanged shares of our common stock, $0.01 par value ("Common Stock") for stock in a company which was operating under a license to design and manufacture MULTIWIRE technology. On April 4, 2001 we changed our name to Integrated Performance Systems, Inc.

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

  Immediately after the asset sales described above, the Company sold its 100% ownership interest in the Subsidiaries to Integrated Performance Business Services Corp. ("IPBSC"), an entity controlled by D. Ronald Allen ("Allen"), former Chief Executive Officer, controlling shareholder and director of the Company. The Subsidiaries had net liabilities of $748,653 at the time of sale to IPBSC.

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

  Allen entered into a stock escrow and security agreement whereby 10,851,832 shares of Common Stock beneficially owned by him were placed into escrow as security for (1) advances made by LSC to IPS prior to the closing of the Merger, (2) the Company's and Allen's indemnification obligations under the Merger Agreement, and (3) the convertible promissory notes issued to Jacoby. The Merger Agreement provided a provision that the conversion value of the shares used to satisfy those obligations be based on a future equity financing of the Company. As of the date of filing this Annual Report, that equity financing has not occurred.

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

Our principal product is complex multi-layer printed circuit boards, including antenna and metal back radio frequency circuit boards. Printed circuit boards serve as the basis and foundation for electronic equipment. The circuit boards we produce are sold through direct sales people and manufacturer's representatives to a variety of commercial and military markets. The commercial markets and their applications include power systems, telecommunications, computer hardware, consumer electronics, instrumentation and controls. The military applications for our products include satellite communications, avionics, missiles, smart bombs, defense systems, radar detection and test equipment.

We can satisfy all stages of manufacturing for our customers, from prototype to volume production. We offer our customers design and engineering assistance in the early stage of their design to ensure the most efficient and cost-effective production and output. We also offer PCB layout and design services as well as a design for manufacturing review services. We offer quick-turn production, which can mean the manufacture of a custom-designed circuit board in significantly compressed lead times, from as little as 24 hours to 10 days. We can also manufacture small quantities of printed circuit boards to assist our customers in the design and testing of their new products. As the product moves through its development life cycle, we can ramp up to volume production. When the product reaches volume production we continue to support our customers through a network of partners in low cost regions around the world, providing a complete end-to-end supply chain solution.

Customers

All of our circuit boards are manufactured on specific orders from the customer based upon the specifications prescribed in the customer's supplied data. The orders are manufactured and shipped directly from our factory to the customer by common carrier such as FedEx or UPS. The method of shipment is directed by the customer. Our customers include, among others, L-3 Communications, Raytheon, Lockheed Martin, Tyco Power Systems, Invensys, General Electric and Adtran. We are dependent upon a small number of major customers for a substantial portion of our net sales. Two customers accounted for approximately 46% and 40% of our net sales in fiscal years 2006, and 2005 respectively.

Competition

Our industry has been and continues to be extremely competitive. Price, technological competence, and timely delivery are all prime components to the competitive environment in which we operate. The primary price competition for longer lead-time and lower technology circuit boards comes from Asian manufacturers. The competition for technologically advanced circuit boards is driven by some of the larger manufacturers in North America such as TTM Technologies, Inc., Merix Corp. and DDi Corp. We believe we are able to compete favorably based on our ability to sell high-quality, technologically advanced circuit boards at a very competitive price. Additionally, we compete in several markets such as metal back radio frequency, high copper power products and the military and defense industry that do not see the same level of competition due to either the processing of these products and/or required certifications that limit the number of participants in those markets. These certifications include ISO 9001:2000, MIL-PRF-55110 and MIL-PRF-31032, all of which the Company holds.

We provide original equipment manufacturers ("OEMs") and contract equipment manufacturers ("CEMs") with an end-to end supply chain solution that supports their products and programs including design guidance that helps them produce efficient designs, in terms of cost and manufacturability, prototyping with proven material and process formulation, and volume production either in our factory or through assistance in transitioning production to a lower cost, off-shore supplier. We partner with the OEMs and CEMs throughout the product life cycle to provide end-to-end supply chain solutions customized to the needs of our customers.

We provide our customers with "quick-turn" services which allow them to have a custom manufactured prototype in order to meet an end user requirement in as little as 24 hours. This valuable service allows us to charge a premium over the normal cost of similar orders delivered in 2-3 weeks. As our customers' demands for time-to-market solutions increase, this is one of the fastest growing services that we provide.

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

We face risks of rising prices and limited supply outlets as suppliers continue to consolidate and focus their attention on regions outside of North America. This trend is continuing and as a result, pricing and availability could be negatively affected.

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

Employees

As of July 31, 2006, we had a total of 225 employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices and manufacturing facilities together occupy a 101,000 square foot building located in Wylie, Texas. We also occupy a 17,000 square foot facility in Rowlett, Texas that houses our assembly operations. Up until August 18, 2006 we leased both these properties from an entity owned by our CEO, Jacoby. We believe that these facilities are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

On August 18, 2006, the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from Jacoby Family Limited Partnership II, whose general partner is JACCO Investments, Inc., a related party. The building was purchased for $6.3 million. The Company borrowed $5.5 million on a 7 year note and 20 year amortization. Interest on the note will be at a fixed rate of 7.25%. Interest plus principal of approximately $23,000 is payable monthly. The note is subject to certain financial covenants.

The Company does not otherwise invest in real estate, interests in real estate or real estate mortgages and does not acquire assets primarily for capital gain or primarily for income.

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

Gehan lawsuit. On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and several former IPS subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,651.99 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore, the transfers do not constitute fraudulent transfers. IPS disputes the claims and plans to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our Common Stock is traded over-the-counter on the OTC Bulletin Board® (OTCBB) under the symbol "IPFS.OB". For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock, as reported by the OTCBB. These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ending Date	High Bid	Low Bid

Fiscal 2006
July 31, 2006	$0.10	$0.05
April 30, 2006	$0.12	$0.05
January 31, 2006	$0.08	$0.05
October 31, 2005	$0.05	$0.05

Fiscal 2005
July 31, 2005	$0.15	$0.06
April 30, 2005	$0.28	$0.06
January 31, 2005	$0.40	$0.21
October 31, 2004	$0.48	$0.29

Holders

As of July 31, 2006 we had approximately 838 holders of our Common Stock. The number of record holders was determined from the records of our transfer agent; however, since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding all equity compensation plans as of July 31, 2006 that provide for the award of securities or grant of options.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders (1)	40,000,000	$0.15	0

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

None

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, deferred tax asset valuations, impairment of long-lived assets and legal contingencies. A detailed description of these estimates and our policies to account for them is included in the notes to the consolidated financial statements found in Item 7 of this Annual Report.

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

The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. Because all orders are manufactured to specific industry standard and are electrically tested to insure compliance with such standards prior to shipment, returns have historically been minimal.

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

Long-Lived Assets. We have long-lived tangible and intangible assets consisting of property, plant and equipment, and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, impairment charges could result that would adversely affect our results of operations and financial condition.

Goodwill. Goodwill is reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The goodwill on the Company's balance sheet at July 31, 2006 was recorded in November 2004 in connection with the Merger. If forecasts and assumptions used to support our estimate of enterprise value change in the future, impairment charges could result that would adversely affect our results of operations and financial condition.

Overview

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the years ended July 31, 2006 and 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-KSB for the year ended July 31, 2006.

Results of Operations

Revenues. Net sales for the year ended July 31, 2006 increased to $34,604,267 from $31,143,168 for the year ended July 31, 2005, a net increase of $3,461,099 or 11%. This increase is due primarily to net sales increases of 21% to ten of our major customers partially offset by the loss of other customers.

Gross profit. Gross profit for the year ended July 31, 2006 was $6,385,146 compared to $5,625,719 for the year ended July 31, 2005, an increase of $759,427 or 13%. Our gross margin remained 18% for fiscal 2006 and 2005. Improvements in gross profit due to improved operational efficiencies and reduced pricing pressures from our core customers were offset by higher material costs associated with the increases in raw material costs. During the third quarter of fiscal year 2006 we began to pass along price increases to our customers that previously had been absorbed by the Company. As we continue to focus on improving operational efficiencies and managing costs throughout our supply chain in relation to higher selling prices we would expect to see improvement in gross margin over the next several quarters.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense in fiscal 2005 included $7,600,000 in stock-based employee compensation expense recognized in conjunction with the grant of 40,000,000 stock options to several key employees by Brad Jacoby. These options were not granted by the Company but by Brad Jacoby directly from his personal holdings and have been deemed contributed equity by the major shareholder. The $7,600,000 charge is a non-cash charge measured as the difference between the option exercise price ($0.15) and the market value of the stock on the grant date ($0.34). No stock-based employee compensation expense was recognized during fiscal 2006. SG&A expenses for the year ended July 31, 2006 decreased to $4,996,974 from $12,083,000 in fiscal 2005. Excluding stock-based employee compensation expense, SG&A expense increased to $4,996,974 for the year ended July 31, 2006 from $4,483,000 for the year ended July 31, 2005, an increase of $513,974 or 11%. The increase is due primarily to (i) increased selling and travel expenses related to new business opportunities in China, and (ii) an increased number of support personnel to enable us to staff for specific revenue generating activities, offset by a reduction in professional fees as the merger related items have been completed.

Amortization of customer base. The customer base was recorded as a result of the Merger on November 24, 2004. Amortization expense for the year ended July 31, 2006 was $542,049 compared to $361,366 for the year ended July 31, 2005. The increase is a result of 12 months amortization for 2006 compared to 8 months of amortization subsequent to the Merger for 2005.

Interest expense. Interest expense decreased to $135,846 for the year ended July 31, 2006 from $186,492 for the prior year. This decrease is attributable to the reduction of notes payable and the settlement of interest bearing notes during fiscal 2006.

Interest expense - related party. The notes payable to a related party were issued to Jacoby in connection with the Merger. Interest expense to related party for the year ended July 31, 2006 decreased to $340,667 from $4,426,800 for the same period ended July 31, 2005. During fiscal 2005, the Company recorded interest expense as follows: (1) $4,200,000 in non-cash expense related to the beneficial conversion feature of the notes; and (2) $226,800 in periodic interest expense. Excluding the one time charge of $4,200,000 during 2005, interest expense to related party in 2006 increased to $340,667 from $226,800 in 2005 as a result of 12 months of interest in 2006 compared to 8 months in 2005.

Loss on extinguishment of debt. During fiscal 2005, the Company extinguished certain debt assumed in the Merger. The loss on extinguishment of debt of ($67,400) represents the excess of the value of the consideration given over the carrying amount of the debt. During fiscal 2006 the Company recorded a gain the on extinguishment of debt of $2,510.

Other income. Other income is generally comprised of income from reclaiming scrap material. Other income increased in 2006 by $90,068 to $116,521 compared to $26,453 in 2005 as a result of renegotiations with scrap vendors as well as higher scrap prices

Income tax provision. The income tax provision increased slightly to $173,366 for the year ended July 31, 2006 from $123,158 for the prior year.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings. Our principal uses of cash have been to fund working capital, meet debt service requirements, fund capital expenditures and, in fiscal 2005 to fund Merger costs. We expect that these uses, with the exception of funding Merger costs, will continue to be the principal demands on our cash in the future.

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

Cash flows from operations. Net cash of $2,679,417 provided by operations for the year ended July 31, 2006 consisted of $1,459,703 provided by net income as adjusted for non-cash items and 1,219,713 provided by working capital. This compares to net cash of $1,177,638 provided by operations for the year ended July 31, 2005 which consisted of $1,581,980 provided by net income as adjusted for non-cash items, partially offset by $404,342 used by working capital. Uses of cash during fiscal 2005 included a one-time payment of $500,000 to settle a lease modification lawsuit that arose prior to and in connection with the Merger.

Cash used for investing activities. Net cash of $760,688 used for investing during 2006 was used for the acquisition of property and equipment. Net cash of $378,395 used for investing activities during the year ended July 31, 2005 consisted of cash acquired in the Merger of $78,763, offset by Merger-related costs of $209,805 and investments in property and equipment of $247,353.

Cash flows from financing activities. Net cash of $341,189 used for financing activities during the year ended July 31, 2006 consisted of (1) repurchase of $30,000 of common stock of the Company, (2) $652,030 payments on notes payable, (3) interest to related party of $453,599, (4) payments on our line of credit in the amount of $1,455,560 offset by $2,250,000 in new borrowings under a new term note. Net cash used for financing activities during the year ended July 31, 2005 was $744,377 and consisted of: (1) net proceeds of $545,560 from our line of credit, which was used to pay off a high-interest factoring arrangement totaling $739,343 acquired through the Merger, and $37,972 in advances from related parties; and (2) payments of $1,327,909 on notes payable, including $739,343 to pay off the factoring arrangement discussed above.

As of July 31, 2006, there was no outstanding balance under our existing $2 million line of credit. Borrowings on this line of credit during fiscal 2005 included amounts used to pay liabilities assumed in or incurred in conjunction with the Merger.

Indebtedness and guarantees. At July 31, 2006 we have long-term indebtedness in the amount of $1,927,608. Current maturities of $457,881 exist as of July 31, 2006. We issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

On October 28, 2005 we entered into a credit facility with a bank for a $2,250,000 five-year term loan. The term loan bore interest at LIBOR + 2.15%, provides for monthly principal payments of $37,500 plus accrued interest, and matures on October 31, 2010. The term loan was collateralized by all the Company's equipment and the existing line of credit was collateralized by the Company's inventory and accounts receivable. Both the term loan and the line of credit were subject to certain financial and other covenants. An event of default under the security agreement would trigger a $2,000,000 personal guarantee of Jacoby. Proceeds from the term loan were used to pay down the outstanding balance on the line of credit and, coupled with the line of credit, funded working capital.

On August 18, 2006, the Company entered into entered into a credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan allowed the Company to purchase its manufacturing facility and accompanying property for $6.3 million. Prior to the real estate loan the manufacturing facility was being leased from a related party under a 30-year agreement. The note terms are 1 year, 5 years and 7 years for the LOC, equipment note and real estate loans respectively. The loans bear interest at Libor + 1.5-1.75% and are collateralized by substantially all Company assets.

On August 23, 2006 the Company entered into an interest rate swap transaction with Amegy Bank to fix the rate of the real estate loan. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%

We expect that cash generated from operations will be sufficient to fund payments on our indebtedness as it becomes due, or that we will be able to refinance the debt under similar terms.

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

Two customers accounted for approximately 46% of our net sales in fiscal year 2006, and approximately 40% of our net sales in fiscal year 2005. If we experience a decline in sales or lose one or more of our major customers it would negatively impact our business, results of operations, and financial condition. If one or more of these customers were unable to pay for goods and services we provided, our results of operations would be significantly negatively impacted. We anticipate that a material percentage of our sales will continue to be derived from a small number of significant customers.

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

As of July 31, 2006 our balance sheet reflected $11.7 million of goodwill and intangible assets. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Recent Accounting Pronouncements

In December 2004 FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company will adopt this pronouncement effective August 1, 2006.

In May 2005 FASB issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 30" ("SFAS 154"). The SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the SEC, our first annual report on internal control over financial reporting is due for inclusion in our Annual Report on Form 10-KSB for the twelve month period ending July 31, 2008. In the future, we expect to begin the process of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as required by Rule 13a-15(c) under the Exchange Act. We have begun the process of selecting and implementing a project job costing and inventory accounting systems which were previously identified as needing improvement. We expect to see improvement in our internal control as a result of the process. We anticipate this new system to be operational during the second quarter of fiscal 2007.

Changes in internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there has not been any changes in internal controls that have occurred during the last fiscal quarter that would materially affect our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth, with respect to each director, officer and significant employee as of July 31, 2006, his name, age, period of service, present position, if any, with the Company and other business experience. The Company's sole director serves a one-year term between annual meetings of shareholders. The director named below will serve until the next annual meeting of our shareholders or until his successor is duly elected and has qualified. Executive officers and significant employees serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer, except as indicated below.

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

Brad J. Peters, age 39, is Vice President and Chief Financial Officer ("CFO") of the Company. Mr. Peters joined LSC in 2000 and served as Sales and Customer Service Manager. He was promoted to Finance and Accounting Manager in 2004. In November 2004 he became the Company's Chief Financial Officer. Prior to joining Lone Star Circuits, he held various positions at Asia Circuits, DDi Corp. and HR Industries.

James B. Nolan, age 43, is Director of Operations for the Company. Mr. Nolan joined LSC in 1998 as Operations Manager, and was promoted to Director of Operations of the Company in November 2004. Prior to joining LSC, he served as Vice President of Manufacturing at DDi Corp., a printed circuit board manufacturer. [He is the brother of Brent Nolan, Vice President and Chief Operating Officer of the Company.]

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

Based solely upon a review of the copies of the Section 16 reports furnished to us, or written representations that no other reports were required during the fiscal year ended July 31, 2006, we believe that all Section 16(a) filing requirements applicable to our directors, officers and 10% Owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and other senior management. A copy of our code of ethics is posted on our website at www.integratedperformsys.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid by IPS and by LSC over the last three completed fiscal years to our Chief Executive Officer and each other executive officer who received compensation exceeding $100,000 during the fiscal year ended July 31, 2006 (each a "Named Executive Officer").

Long-Term Compensation
		Annual Compensation			Awards		Payouts

----------------
------------
				---------------	-------------	-----------------	-----------
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)(1)	LTIP Payouts (#)	All Other Compensation ($)
-------------------------	-------------	----------------	------------	---------------	-------------	-----------------	-----------	---------------
Brad Jacoby, Chief Executive Officer	2006 2005 2004	531,411 333,328 -	- - -	- - -	- - -	- - -	- - -	- 360,000 (2) 1,168,167 (2)

Brent Nolan, Chief Operating Officer	2006 2005 2004	213,487 192,500 164,409	23,481 (4) 20,002 (3) -	- - -	- - -	- 21,538,462 -	- - -	1,792 (5) 423 (5) -

Brett A. Whitman, VP of Military Operations	2006 2005 2004	122,308 102,500 -	- - -	- - -	- - -	- - -	- - -	1188 (5) 1,270 (5) -

Brad J. Peters, Chief Financial Officer	2006 2005 2004	121,865 78,333 -	23,481 (4) - -	- - -	- - -	- - -	- - -	28 (5) - -

D. Ronald Allen (5)	2006 2005 2004	- 5,000 10,400	- - -	- - -	- - -	- - -	- - -	- - -

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

(2) Represents consulting fees paid by LSC to JACCO Investments. Mr. Jacoby is the general partner of the entity that owns JACCO Investments. In fiscal 2004 Mr. Jacoby did not receive a salary from LSC.

(3) Represents bonuses earned in fiscal 2005, based on 2005 performance, that will be paid in fiscal 2006.

(4) Represents bonuses earned in fiscal 2006, based on 2006 performance, that will be paid in fiscal 2007.

(5) Represents matching contributions by the Company under its 401(k) plan.

(6) Mr. Allen resigned as CEO of the Company on November 24, 2004.

Option/SAR Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted during the fiscal year ended July 31, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information about the number and value of unexercised options for the Named Executive Officers as of July 31, 2006. No stock options were exercised during the fiscal year ended July 31, 2006 and no stock appreciation rights have been granted.

Name	Number of Securities Underlying Unexercised Options/SARs as of July 31, 2005 (#) Exercisable/ Unexercisable	Value of Unexercised In-the- Money Options/SARS as of July 31, 2005 ($) Exercisable/ Unexercisable

Brent Nolan	21,538,462 / 0	0 / 0

Long-Term Incentive Plan ("LTIP") Awards

No awards under LTIPs were made to any of the Named Executive Officers during the most recent fiscal year.

Compensation of Directors

Directors are not paid compensation as such, except for services performed in another capacity, such as an executive officer.

Employment Contracts and Termination and Change-in-Control Arrangements

As of July 31, 2006 the Company had employment agreements with the following Named Executive Officers:

Brad Jacoby

Effective November 30, 2004 the Company entered into a three year employment agreement with its CEO, Mr. Jacoby. This agreement provides, among other things, for annual base compensation of $500,000, which may be increased from time to time at the discretion of the Board of Directors, and a bonus pursuant to objectives to be established by the Board of Directors from time to time. Payouts under such bonus plans shall range from 0% to 90% of base salary depending on actual performance. As of July 31, 2006, no such bonus objectives had been established.

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

Under the terms of their employment agreements, Mr. Jacoby, Mr. Nolan and Mr. Peters are also eligible for stock option grants. Mr. Nolan and Mr. Peters are eligible for grants of up to 5,384,615 and 100,000 options, respectively. Mr. Jacoby is eligible to participate in the annual grant of the Company's Stock Option Plan. As of July 31, 2006, no such plan had been approved by the Board of Directors and no options had been granted pursuant to any of the employment agreements. The options granted during fiscal 2005 to Mr. Nolan were issued by Mr. Jacoby to Mr. Nolan and represent options to purchase shares of Common Stock issuable to Mr. Jacoby upon conversion of shares of his Series F Preferred Stock. The Company is not a direct party to the agreement and no new shares will be issued upon the exercise of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of October 6, 2006 the number of shares of the Company's Common Stock and Series F Convertible Preferred Stock beneficially owned by (i) each person known by the Company to be the holder of more than five percent of our Common Stock or Series F Convertible Preferred Stock, (ii) each director or nominee for election as a director, (iii) each Named Executive Officer, and (iv) all of the Company's directors and Executive Officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock or Series F Preferred Stock owned by such holder. Our voting securities consist of our Common Stock and Series F Convertible Preferred Stock. Holders of our Series F Convertible Preferred Stock are entitled to one thousand votes for each share held. Except as otherwise noted, each person's address is c/o Integrated Performance Systems, Inc., 901 Hensley Lane, Wylie, Texas 75098.
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

D. Ronald Allen 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	23,774,391 shares (1)	38.88%

Associates Funding Group 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	4,225,720 shares	6.91%

China Voice Holding Corp. 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	5,700,000 shares	9.32%

Hanover Financial Services Inc. 1365 Drexel St Ste 101 Boulder, Colorado 80305	Common	5,000,000 shares	8.18%

Clif Rowe 4612 S C Rd 1311 Odessa, Texas 79765	Common	3,986,000 shares	6.52%

Touchstone Enterprises Inc. 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	4,197,951 shares	6.86%

Brett A. Whitman	Common	7,820 shares (2)	0.01%

Winterstone Management Inc. 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	4,087,244 shares	6.68%

Brad Jacoby	Common	193,829,000 shares (4)	76.02%

Brad Jacoby	Series F Preferred (3)	193,829 shares	100%

All Directors and Named Executive Officers as a group (2 persons)	Common Series F Preferred	7,820 shares 193,829 shares	0.01% 100%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Brad Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into Common Stock at any time at a conversion price of $0.15 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly and the principal was originally due February 28, 2005 and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Common Stock owned by D. Ronald Allen. On October 28, 2005 both of the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes. Interest expense and accrued interest related to the Notes totaled $340,667 for the fiscal year ended July 31, 2006.

On August 18, 2006, the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from Jacoby Family Limited Partnership II, whose general partner is JACCO Investments, Inc., a related party. The building appraised for $6.935 million and was purchased for $6.3 million. The Company borrowed $5.5 million on a 7 year note. Monthly payments on the note will include interest at a fixed rate of 7.25% plus approximately $23,000 in principal. The note is subject to certain financial covenants.

As of July 31, 2006 the Company leased both of its operating facilities from JACCO Investments, an entity owned by Mr. Jacoby. For the years ended July 31, 2006 and 2005, the Company incurred lease expense totaling $906,000 and $900,000 respectively. The Company has guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. As of July 31, 2006 amounts owed by JACCO Investments under mortgage note arrangements guaranteed by the Company totaled approximately $4,700,000, representing the maximum potential amount of future payment the Company would be required to make under the guarantee. In the event that JACCO Investments defaults on any of these respective loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. Mr. Jacoby also has personally guaranteed the mortgage notes.

Effective August 26, 2003 the Company entered into a $2 million line of credit agreement ("LOC") with a bank, which was due on demand, bore interest at the bank's prime rate plus 1% (6.25% as of July 31, 2005) and matured October 15, 2004. The LOC was renewed and extended until October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by Mr. Jacoby. As of July 31, 2006 there was no outstanding balance under the LOC.

For the years ended July 31, 2006 and 2005 the Company incurred fees totaling approximately $0 and $360,000 respectively to JACCO Investments for management services. As of July 31, 2006 the Company did not owe JACCO Investments any fees related to these management services.

ITEM 13. EXHIBITS
Exhibit Number	Description of Exhibit
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

3.10*	Bylaws of the Company (filed as Exhibit 3.5 to the Company's Registration Statement on Form 10-SB (File No. 000-30794), filed on April 12, 2000).
4.1*	Certificate of Designation of Series F Preferred Stock (filed as Exhibit 4.1 to the Company's Amendment to Current Report on Form 8-K/A filed February 7, 2005).
4.2*	Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 dated October 28, 2005 between the Company and Best Circuit Boards, Inc. and Brad Jacoby and payable to Brad Jacoby.
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

10.6*	Employment Agreement dated November 30, 2004 by and between the Company and Brad Jacoby (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).
10.7*	Employment Agreement dated November 30, 2004 by and between the Company and Brad Peters (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).
10.8*	Employment Agreement dated November 30, 2004 by and between the Company and Brent Nolan (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).
10. 9*	Employment Agreement dated November 30, 2004 by and between the Company and James B. Nolan (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).
10.10*	Employment Agreement dated November 30, 2004 by and between the Company and Brett Whitman (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).
10.11*	Letter Loan Agreement dated March 21, 2005 between the Company and Compass Bank (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).
10.12*

Lease of Personal Property dated March 21, 2005 by and between Best Circuit Boards, Inc. dba Lone Star Circuits and M&I First National Leasing Corp. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed June 13, 2005).

10.13*

Compromise and Settlement Agreement dated May 26, 2005 by and between the Company and La Jolla Cove Investors, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2005).

10.14*	Lease Termination and Release Agreement dated June 22, 2005 between the Company and Legacy Bank of Texas (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 28, 2005).
10.15*	Agreement dated June 22, 2005 between the Company and Legacy Bank of Texas (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 28, 2005).
10.16*	First Amendment to Employment Agreement effective September 1, 2005 by and between the Company and Brad Peters. (filed as Exhibit 10.23 to the Company's Form 10-KSB as filed January 5, 2006)
10.17*	Loan Agreement dated October 28, 2005 by and among the Company, Best Circuit Boards, Inc. and Brad Jacoby. (filed as Exhibit 10.24 to the Company's Form 10-KSB as filed January 5, 2006)
10.18*

Amended and Restated Security Agreement #1 dated October 28, 2005 by the Company, as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Amended and Restated Secured Promissory Note in the principal amount of $4,200,000. (filed as Exhibit 10.25 to the Company's Form 10-KSB as filed January 5, 2006)

10.19*

Amended and Restated Security Agreement #1 dated October 28, 2005 by Best Circuit Boards, Inc., as debtor, in favor of Brad Jacoby, as secured party, in connection with that certain Amended and Restated Secured Promissory Note in the principal amount of $4,200,000. (filed as Exhibit 10.26 to the Company's Form 10-KSB as filed January 5, 2006)

10.20*	Credit and Security Agreement dated October 28, 2005 by and between Best Circuit Boards, Inc. and Compass Bank. (filed as Exhibit 10.27 to the Company's Form 10-KSB as filed January 5, 2006)
10.21*	Promissory Note for $2,250,000 dated October 28, 2005 between Best Circuit Boards, Inc. and Compass Bank. (filed as Exhibit 10.28 to the Company's Form 10-KSB as filed January 5, 2006)
21*	Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-KSB as filed January 5, 2006)
31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the respective filings identified above.

** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KBA Group LLP ("KBA") served as the Company's principal accountants for the years ended July 31, 2005 and 2006, and the Board of Directors has selected them to be the principal accountants for the 2007 fiscal year.

Fees billed to the Company by KBA for the fiscal years ending July 31, 2006 and 2005 were as follows:

	Fees
Services Rendered	FY 2006	FY 2005
Audit Fees	$95,800	$189,443
Audit-Related Fees	-	8,690
Tax Fees	-	-
All Other Fees	-	7,700
Total	$95,800	$205,833

Audit Fees for fiscal year 2006 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB. Audit fees for fiscal year 2005 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB. Audit-Related Fees include amounts paid for review of the Company's reports on Form 8-K and shareholder information statements.

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
INTEGRATED PERFORMANCE SYSTEMS, INC.

Date: October 13, 2006	By: /s/ BRAD JACOBY
Brad Jacoby
President, Chief Executive Officer, Chairman and
sole Director

Date: October 13, 2006	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INTEGRATED PERFORMANCE SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sole Director and Stockholders
Integrated Performance Systems, Inc.

We have audited the accompanying consolidated balance sheet of Integrated Performance Systems, Inc. and Subsidiaries (the "Company") as of July 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Performance Systems, Inc. and Subsidiaries as of July 31, 2006, and the consolidated results of their operations and their cash flows for the years ended July 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

KBA Group LLP
Dallas, Texas
September 20, 2006

INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
July 31, 2006

ASSETS

Current assets:
Cash	$1,850,405
Trade accounts receivable, net of allowance for doubtful	4,270,418
accounts of $7,339
Inventory	2,382,416
Prepaid expenses and other	376,273
Deferred income tax asset	217,719
Total current assets	9,097,231

Property and equipment, net	2,010,781

Other assets:
Goodwill	8,275,034
Customer base, net	3,432,976
Total other assets	11,708,010

Total assets	$22,816,022
==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,189,681
Accrued expenses (including $113,867 interest to related party)	1,206,672
Income tax payable	111,420
Notes payable, current portion	457,881
Total current liabilities	4,965,654

Noncurrent liabilities:
Notes payable, net of current maturities	1,469,727
Note payable to related party	4,200,000
Deferred income tax liability	1,565,445
Total long-term liabilities	7,235,172

Commitments and contingencies (see Note 12)

Stockholders' equity:
Preferred stock; par value $0.01; 10,000,000 shares authorized
Series F Convertible; 300,000 shares authorized, 193,829 shares issued and outstanding	1,938
Common stock; par value $0.01; 100,000,000 shares authorized;
60,652,194 shares issued and outstanding	606,522
Additional paid-in capital	17,814,618
Retained earnings	(7,807,882)
Total stockholders' equity	10,615,196

Total liabilities and stockholders' equity	$22,816,022
==========

See accompanying notes to consolidated financial statements.

INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended July 31,
	2006	2005

Sales	$34,604,267	$31,143,168

Cost of sales	28,219,121	25,517,449

Gross profit	6,385,146	5,625,719

Expenses:
Selling, general and administrative expenses	4,996,974	12,083,000
Amortization of customer base	542,049	361,366
	5,539,023	12,444,366

Income (loss) from operations	846,123	(6,818,647)

Other income (expense):
Interest expense	(135,846)	(186,492)
Interest expense - related party	(340,667)	(4,426,800)
Gain (loss) on extinguishment of debt	2,510	(67,400)
Other income	116,521	26,453
	(357,482)	(4,654,239)
Income (loss) before provision for income taxes	488,641	(11,472,886)

Provision for income taxes	(173,366)	(123,158)

Net income (loss)	$315,275	$(11, 596,044)
	==========	==========

Net income (loss) per share, basic	$.01	$(0.24)
	==========	==========
Net income (loss) per share, diluted	$.00	$(0.24)
	==========	==========
Weighted average common shares outstanding, basic	61,150,817	47,878,842
	==========	==========
Weighted average common shares outstanding, diluted	254,979,817	47,878,842
	==========	==========

See accompanying notes to consolidated financial statements.

INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock			Additional	Retained
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-in Capital	Earnings	Total

Balance at July 31, 2004	193,829	$1,938	-	$-	$-	$230,546	$3,472,887	$3,705,371
Shares held by legal IPS shareholders at Merger	-	-	66,537,230	665,372		9,612,816		10,278,188
Distribution to shareholder through issuance of convertible promissory note pursuant to Merger Agreement						(4,200,000)		(4,200,000)
Deemed beneficial conversion feature from convertible promissory					-	4,200,000	-	4,200,000
Common stock received in connection with the Merger	-	-	-	-	(949,740)	949,740	-	-
Cancellation of treasury stock	-	-	(8,634,000)	(86,340)	949,740	(863,400)	-	-
Issuance of shares for professional fees	-	-	700,000	7,000	-	82,000	-	89,000
Issuance of shares for cancellation of debt	-	-	2,548,964	25,490	-	227,916	-	253,406
Deemed contributed equity by major shareholder	-	-	-	-	-	7,600,000	-	7,600,000
Net loss	-	-	-	-	-	-	(11,596,044)	(11,596,044)
	----------	----------	----------------	----------	----------	----------------	----------------	----------------
Balance at July 31, 2005	193,829	1,938	61,152,194	611,522	-	17,839,618	(8,123,157)	10,329,921

Net income	-	-	-	-	-	-	315,275	315,275

Repurchase and retirement of common shares			(500,000)	(5,000)		(25,000)		(30,000)
	----------	----------	----------------	----------	----------	----------------	----------------	----------------
Balance at July 31, 2006	193,829	$1,938	60,652,194	$606,522	$-	$17,814,618	$(7,807,882)	$10,615,196
	=======	=======	===========	=======	=======	===========	===========	===========

See accompanying notes to consolidated financial statements.

INTEGRATED PERFORMANCE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$315,275	$(11,596,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,105,950	1,104,543
Stock-based compensation	-	7,689,000
Non-cash interest expense from beneficial conversion feature	-	4,200,000
Deferred tax expense	(69,524)	41,017
Loss on disposal of property and equipment	108,002	76,064
Gain (loss) on extinguishment of debt	(2,510)	67,400
Changes in operating assets and liabilities:
Trade accounts receivable	(146,317)	(353,563)
Other receivables	21,507	-
Inventory	(301,986)	(238,227)
Prepaid expenses and other assets	(301,482)	(3,451)
Income tax	843,438	(180,928)
Accounts payable	673,556	244,347
Accrued expenses	433,507	127,480

Net cash provided by operating activities	2,679,416	1,177,638

Cash flows from investing activities:
Cash acquired through Merger	-	78,763
Merger costs	-	(209,805)
Acquisition of property and equipment	(760,688)	(247,353)

Net cash used in investing activities	(760,688)	(378,395)

Cash flows from financing activities:
Net borrowings on line of credit	(1,455,560)	545,560
Proceeds from note payable	2,250,000	-
Interest paid to related parties	(453,599)	-
Payments on note payable	(652,030)	(1,327,909)
Repurchase of common stock	(30,000)	-
Collections on advances to related parties	-	37,972

Net cash used in financing activities	(341,189)	(744,377)

Net increase in cash	1,577,539	54,866
Cash, beginning of period	272,866	218,000
Cash, end of period	$1,850,405	$272,866
	==========	==========
Supplementary disclosure of cash flow information:
Interest paid	$582,169	$119,996
Income taxes refunded	$600,548	$205,978
	==========	==========
Non-cash financing and investing activities
Property and equipment purchased with debt	$-	$120,399
	==========	==========
Issuance of common stock in settlement of debt	$-	$253,407
	==========	==========
Fair value of shares held by legal IPS shareholders at Merger	$-	$10,278,188
	==========	==========

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

On November 24, 2004, a wholly owned subsidiary of IPS merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("LSC") and LSC became a wholly owned subsidiary of IPS. The beneficial owner of LSC acquired a controlling interest in IPS and the transaction has been accounted for as a reverse merger (the transaction being referred to herein as the "Merger"). This means the Merger has been treated as if LSC acquired IPS and, consequently, the historical financial statements of LSC have become the historical financial statements of the Company for all periods presented.

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

Impairment of Long-lived Tangible Assets and Definite Lived Intangible Assets

Long-lived tangible assets and definite lived intangible assets, including property and equipment and customer base, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. Impairment is recognized for the difference between the carrying amount and the fair value of the asset, generally estimated using discounted cash flows. No impairment was recognized on the Company's long-lived assets during fiscal years 2006 and 2005.

Goodwill

Goodwill is reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The goodwill on the Company's balance sheet at July 31, 2006, was recorded in November 2004 in conjunction with the Merger with LSC and represents the excess of the purchase price over the fair value of assets and liabilities acquired in the Merger (see Note 4). The Company tests its goodwill for impairment using a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step of the test is performed to measure the amount of goodwill impairment, if any. This step compares the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment charge is recognized for the amount of excess.

Management performed the annual goodwill impairment test as of July 31, 2006. Management estimated the fair value of the Company considering valuation methods based upon multiples of sales common to the industry as well as the closing market price of its common shares (assuming conversion of convertible debt and preferred stock held by its majority shareholder). This estimated fair value exceeded the carrying value of the Company and indicated that no impairment of goodwill existed at July 31, 2006.

Revenue Recognition

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

The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. Because all orders are manufactured to specific industry standards and are electrically tested to insure compliance with such standards prior to shipment, returns have historically been minimal.

Shipping and Handling Costs

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

The following tables illustrate the effect on net income if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation:
	For the Years Ended July 31,
	2006	2005

Net income (loss), as reported	$315,275	$(11,596,044)
Add stock-based employee compensation expense included in reported net income (loss)	-	7,600,000
Less stock-based employee compensation expense determined under the fair value method	-	(9,176,887)
	---------------	---------------
Net income (loss), pro forma	$315,275	$(13,172,931)
	==========	==========
Net income (loss) per share as reported, basic	$.01	$(0.24)
	==========	==========
Net income (loss) per share as reported, diluted	$.00	$(0.24)
	==========	==========
Net income (loss) per share pro forma, basic	$.01	$(0.28)
	==========	==========
Net income (loss) per share pro forma, diluted	$.00	$(0.28)
	==========	==========

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

The estimated per share fair value of options granted in fiscal 2005 was $0.23.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. As the Company incurred a net loss in 2005, all potentially dilutive securities would be considered antidilutive. Potentially dilutive securities include 193,829,000 common shares issuable upon conversion of preferred stock, and 28,000,000 common shares issuable upon conversion of the convertible note payable to related parties. Warrants to purchase a total of 531,667 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. For the year ended July 31, 2006, diluted weighted average common shares outstanding include 193,829,000 common shares issuable upon conversion of preferred stock but do not include common shares issuable upon conversion of the convertible note payable to related parties as they are antidilutive. Options to purchase 40,000,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 16.

The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all of its outstanding convertible securities.

Recent Accounting Pronouncements

In December 2004 FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim periods that begin for small pubic entities after December 15, 2005. The Company will adopt this pronouncement effective August 1, 2006.

In May 2005 FASB issued Statement No. 154, "Accounting Changes and Error Correction-a replacement of APB Opinion No. 20 and FASB Statement No. 30" ("SFAS 154"). The SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

At July 31, 2006, four customers accounted for approximately 63% of the Company's total accounts receivable. The Company grants credit to its customers without collateral. Management has evaluated accounts receivable at July 31, 2006, and has provided an allowance for estimated uncollectible accounts. In the event of complete non-payment of accounts receivable, the maximum exposure to the Company is limited to the accounts receivable amount on the balance sheet.

For the year ended July 31, 2006, the combined revenue from two customers accounted for approximately 46% of the Company's net sales. For the year ended July 31, 2005, the combined revenue from those two customers accounted for approximately 40% of net sales. The loss of one or more of our major customers would negatively impact our business, results of operations and financial condition.

For the year ended July 31, 2006, two vendors accounted for approximately 37% of the purchases of raw materials. For the year ended July 31, 2005, two vendors accounted for approximately 41% of the purchases of raw materials. Management believes there is not a concentration risk in that other suppliers are capable of providing the needed materials if the current vendors could not meet the Company's requirements.

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

Series F Convertible Preferred Stock

The terms of the Series F Convertible Preferred Stock contain no mandatory redemption provisions. The liquidation value per share is equal to the value of LSC divided by the number of outstanding shares of Series F Convertible Preferred Stock, and is payable prior to any distribution to the holders of the Company's common stock. Holders of the Series F Convertible Preferred Stock have the right to convert the preferred shares into common shares at the rate of one thousand shares of common stock for each share of Series F Convertible Preferred Stock outstanding, and are entitled to one thousand votes for each share of Series F Convertible Preferred Stock held.

Convertible Promissory Notes

Other terms of the Merger included the issuance of $4.2 million in convertible promissory notes (the "Notes") to Jacoby as part of the merger consideration. The Notes were convertible into common stock at any time at a conversion price of $0.15 per share. Notes in the principal amount of $3.2 million bore 8% interest payable monthly, with the principal balance originally due February 28, 2005, and subsequently renewed and extended to July 31, 2005. A note in the principal amount of $1 million bore 8% interest payable semi-annually, with the principal balance due in November 2007. The notes were secured by all assets of the Company and of LSC, by the outstanding stock of LSC and the Company, and by the common stock beneficially owned by D. Ronald Allen. The issuance of the Notes has been accounted for as a distribution of capital in the amount of $4.2 million. The value of the beneficial conversion feature on the date the Notes were originally issued was determined to be $4.2 million, (based on the difference between the conversion price and the quoted market price of the common stock on the date of issuance), and charged to interest expense during the year ended July 31, 2005 as the notes were convertible upon issuance.

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

The allocation of the purchase price to the fair value of the IPS assets and liabilities was as follows:

Cash	$ 78,763
Accounts receivable	705,736
Inventory	425,143
Property and equipment	607,173
Goodwill	8,622,794
Customer base	4,336,391
Other assets	32,911
--------------
Total assets acquired	14,808,911
--------------

Accounts payable and accrued expenses	1,405,155
Deferred income taxes	1,597,618
Notes payable	1,318,145
--------------
Total liabilities assumed	4,320,918
--------------
$ 10,487,993
==========

Customer base was recorded as a result of the Merger. The fair value was determined using estimated discounted future cash flows. The customer base is being amortized on a straight-line basis over a period of eight years. The carrying amount at July 31, 2006, is shown net of accumulated amortization of $903,415. Estimated future amortization expense for the years ended July 31 is as follows:

2007	$ 542,049
2008	542,049
2009	542,049
2010	542,049
2011	542,049
Thereafter	722,731
--------------
Total	$ 3,432,976
=========

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

NOTE 6 - INVENTORY

Inventory consists of the following at July 31, 2006:

Raw materials	$ 1,076,382
Work in process	756,904
Finished goods	549,130
--------------
2,382,416
Reserve for obsolete inventory	-
--------------
$ 2,382,416
==========

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2006:

Plant machinery and equipment	$ 6,439,619
Leasehold improvements	299,871
Computer software and equipment	720,909
Furniture and office equipment	197,436
Motor vehicles	251,694
--------------
7,909,529
Accumulated depreciation and amortization	(5,898,748)
--------------
$ 2,010,781
==========

Depreciation and amortization expense for property and equipment totaled $563,901 and $743,177 for the years ended July 31, 2006 and 2005, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2006:

Compensation and benefits	$ 900,342
Interest payable to related party	113,867
Property, sales and franchise taxes	168,125
Other accrued expenses	24,340
--------------
$ 1,206,674
==========

NOTE 9 - LINE OF CREDIT

The Company has a $2 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at the bank's prime rate plus 1% (6.25% at July 31, 2006) and matures October 31, 2006. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory, and is guaranteed by Jacoby. At July 31, 2006, there was no outstanding balance under this LOC, and the Company was in compliance with all its covenants.

Also see Note 18

NOTE 10 - NOTES PAYABLE

On October 5, 2005 the Company entered into a note payable to a financial institution in the amount of $2.25 million. See table below for terms.

Notes payable consists of the following at July 31, 2006:

Note payable to financial institution payable in monthly installments of $37,500 including interest at LIBOR + 2.15% (6.25% at July 31, 2006), matures October 31, 2010, collateralized by equipment	$ 1,912,500
Other	15,108
--------------
1,927,608
Less current maturities of long-term debt	(457,881)
--------------
Total long-term debt, less current maturities	$ 1,469,727
==========

Future maturities of notes payable are as follows for the years ended July 31:

2007	$ 457,881
2008	457,227
2009	450,000
2010	450,000
2011	112,500
--------------
$ 1,927,608
=========

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and warehouse facilities, vehicles and office equipment under non-cancellable operating lease agreements. Through July 31, 2006, the office and warehouse facilities were leased from JACCO Investments, an entity owned by Jacoby.

Future minimum lease commitments for the year ending July 31, are as follows:

	Related Party	Other	Total
2007	$ 900,000	$ 342,469	$ 1,242,469
2008	900,000	322,194	1,222,194
2009	900,000	243,601	1,143,601
2010	900,000	16,277	916,277
2011	830,000	-	830,000
Thereafter	4,355,000	-	4,355,000
	--------------	--------------	--------------
	$ 8,785,000	$ 924,541	$ 9,709,541
	==========	==========	==========

For the years ended July 31, 2006 and 2005, rent expense under related party operating leases was $906,000 and $900,000, respectively, and rent expense under all other operating leases was $349,639 and $517,749, respectively.

The Company has guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. At July 31, 2006 amounts owed by JACCO Investments under mortgage note arrangements guaranteed by the Company and by Jacoby individually totaled approximately $4,700,000. This is the maximum potential amount of future payment the Company would be required to make under the guarantee. In the event that JACCO Investments defaults on any of these respective loans, the Company would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for the Company in the event that the guarantee payments are made. The current carrying amount of the liability is $0.

On August 18, 2006, the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from Jacoby Family Limited Partnership II, whose general partner is JACCO Investments, Inc., a related party. As a result, the Company does not lease the building in Wylie, Texas from JACCO.

Sale of Subsidiaries

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

The debts of NTPCD, PAT, and PI represent contingent liabilities of the Company. Future enforcement of these debts against the Company could have a material adverse impact on the cash flow and liquidity of the Company.

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

On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and other entities, including several former IPS subsidiaries, alleging fraudulent transfer claims and is seeking $259,651 plus attorneys' fees and interest. Gehan alleges that IPS's subsidiary, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to IPS in December 1999. Among other things, IPS asserts that the stock transferred to IPS was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. Both parties are currently conducting discover and the trial is scheduled for October 20, 2006.

On July 31, 2006, the Company settled the suit with the Law Offices of Gregory W. Mitchell, P.L.L.C. Under the terms of the agreement, the Company made a cash payment to Mitchell in the amount of $40,000, and Mitchell returned 500,000 common shares to the Company. The transaction was accounted for as a repurchase of common shares in the amount of $30,000 (fair value of common shares on July 31, 2006), with the remaining $10,000 expensed to general and administrative expense.

NOTE 13 - INCOME TAXES

The income tax provision for the years ended July 31, 2006 and 2005 consists of the following:

	2006	2005
Current expense	$ 242,890	$82,141
Deferred expense	(69,524)	41,017
	--------------	--------------
	$173,366	$123,158
	==========	==========

Significant temporary differences used in the computation of deferred taxes are as follows:

2005
Deferred income tax assets, current
Accrued vacation	$ 106,551
Allowance for bad debt	9,616

Accrued Bonus	59,455
Accrued Interest	42,097
--------------
$ 217,719
==========
Deferred income tax assets (liabilities), non-current
Depreciation of property and equipment	$ (296,274)
Net operating loss carry forwards	2,946,680
Valuation allowance	(2,946,680)
Customer base	(1,269,171)
--------------
$ (1,565,445)
==========

The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

	2006	2005
Statutory federal tax rate, provision (benefit)	34%	(34%)
Items permanently not deductible:
Interest expense on beneficial conversion of related party notes	-	12%
Stock-based compensation expense	-	23%
Domestic manufacturing deduction	(3%)	-
Other	1%	-
State income taxes, net of federal tax benefit	3%	-
	----------	----------
Effective tax rate	35%	1%
	======	======

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods during which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, Management does not believe that further valuation allowances are necessary as of July 31, 2006.

At July 31, 2006, the Company had tax net operating loss carry forwards ("NOLs") of approximately $8,000,000 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company. During the year ended July 31, 2006, the Company utilized NOLs totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $184,882. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the Merger.

NOTE 14 - RELATED PARTY TRANSACTIONS AND GUARANTEES

As of July 31, 2006 the Company leased both of its operating facilities from JACCO Investments. For the years ended July 31, 2006 and 2005, the Company incurred lease expense totaling $906,000 and $900,000, respectively, and property tax expense totaling $295,878, and $430,958, respectively, related to these operating leases (see Note 12 - Commitments and Contingencies).

Jacoby and an employee of the Company each own a 50% interest in Dowtech, Inc. ("Dowtech). During the year ended July 31, 2006 Dowtech was paid approximately $29,000 in royalties. As of July 31, 2006, Dowtech owed the Company approximately $7,300.

Prior to the Merger, LSC had guaranteed payment of mortgage notes owed by JACCO Investments to financial institutions. At July 31, 2006, amounts owed by JACCO Investments under mortgage note arrangements guaranteed by LSC totaled approximately $4,700,000. This is the maximum potential amount of future payment the Company would be required to make under the guarantee. In the event that JACCO Investments defaults on any of these respective loans, LSC would be required to make cash payments equal to the unpaid principal portion of the mortgage notes plus all accrued penalties and interest. The guarantees do not contain any recourse provisions or collateral for LSC in the event that the guarantee payments are made. The Company assumed the operating leases and guarantee obligations as a result of the Merger.

On August 18, 2006, the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from Jacoby Family Limited Partnership II, whose general partner is JACCO Investments, Inc., a related party. As a result, the Company no longer leases the building in Wylie, Texas from JACCO and the related notes previously guaranteed by the Company have been satisfied, thereby releasing the Company from any future commitments.

For the year ended July 31, 2005, the Company Incurred fees totaling approximately $360,000 to JACCO Investments for management services.

Chogie Manufacturing (Chogie) is a small disadvantaged machine shop that is owned by the spouses of the Company's CEO and COO. Both spouses are also employees of LSC. Chogie is a vendor to LSC and provides machining services to LSC for metal backed products sold to our military customers. LSC still machines product in-house but sends tight tolerance and/or overflow work to Chogie. LSC contracts 2 employees to Chogie to work specifically on LSC products. The actual cost of these employees is invoiced monthly to Chogie. During the year ended July 31, 2006, LSC has been invoiced $6,095 for these services.

NOTE 15 - OTHER STOCK-BASED COMPENSATION

The Company has not recorded any stock based compensation during the year ended July 31, 2006. For the year ended July 31, 2005, the Company entered into verbal and written agreements to pay common stock in lieu of cash for certain professional services The Company recorded professional fees in the amount of $89,000 and 700,000 shares of common stock have been issued under these arrangements. The common stock issued was valued using the market closing price of the shares on the respective measurement dates. In most cases, the measurement date was the date the stock was issued. In the case of shares issued in March 2005 under a contractual arrangement to provide continuing services, the contract provided a formula to determine the number of shares earned each quarter. In this case the measurement date was determined to be the last day of each quarter which was the date the number of shares issuable for that quarter could be determined.

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

As of July 31, 2006, there were 500,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $0.75 per share and expire November 5, 2009.

As of July 31, 2006, there were 31,667 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $1.50 per share and expire February 8, 2011.

The Company currently does not have a sufficient number of authorized shares of common stock to allow for the conversion of all its outstanding convertible securities.

NOTE 17 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan (the "Plan") with a 401(k) provision. Eligible employees can make contributions to the Plan. Company contributions are discretionary. During the years ended July 31, 2006 and 2005, the Company contributed $19,012 and $17,224, respectively, to the Plan.

NOTE 18 - SUBSEQUENT EVENTS

On August 18, 2006, the Company entered into a credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan allows the Company to purchase its manufacturing facility and accompanying property for $6.3 million. The operating facility is currently being leased from a related party under a 30-year agreement (see also Note 14). The note terms are 1 year, 5 years and 7 years for the LOC, equipment and real estate loans respectively. The loans bear interest at LIBOR + 1.5-1.75% and are collateralized by various Company assets.

On August 23, 2006 the Company entered into an interest rate swap transaction with Amegy Bank to fix the rate of the real estate loan. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%