Form 10-Q
period 2006-10-31
GLOBAL INNOVATION CORP.
filed 2006-12-15
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number: 000-30794

GLOBAL INNOVATION CORP.

FORMERLY INTEGRATED PERFORMANCE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5268517
(State of incorporation)	(I.R.S. Employer Identification No.)

901 Hensley Lane	75098
Wylie, Texas	(Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (214) 291-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

At December 11, 2006 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX
		Page Number
	PART I -
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES (Formerly Integrated Performance Systems, Inc.)
Condensed Consolidated Balance Sheet
(Unaudited)
	October 31,	July 31,
ASSETS	2006	2006

Current assets:
Cash	$915,147	$1,850,405
Trade accounts receivable, net	4,128,626	4,270,418
Prepaid expenses and other	239,494	376,273
Inventory	2,514,373	2,382,416
Deferred income tax asset	256,106	217,719
Income tax receivable	3,580	-

Total current assets	8,057,326	9,097,231

Property and equipment, net	6,843,245	2,010,780

Other assets:
Goodwill	8,172,797	8,275,034
Customer base, net	3,297,464	3,432,976

	11,470,261	11,708,010

Total assets	$26,370,832	$22,816,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,734,266	$3,189,681
Accrued expenses (including interest owed to related party of $28,933 and $133,866)	974,807	1,206,672
Income tax payable	-	111,420
Interest rate risk management liability	146,795	-
Notes payable, current portion	759,836	457,881

Total current liabilities	4,615,704	4,965,654

Noncurrent liabilities:
Notes payable, net of current maturities	6,865,405	1,469,727
Note payable to related party	4,200,000	4,200,000
Deferred income tax liability	974,313	1,565,445

Total long-term liabilities	12,039,718	7,235,172

Stockholders' equity:
Preferred stock; par value $0.01; 10,000,000 shares authorized
Series F Convertible; 300,000 shares authorized, 193,829 shares issued and outstanding	1,938	1,938
Common stock; par value $0.01; 100,000,000 shares authorized;
2,426,177 shares issued and outstanding	24,262	24,262
Additional paid-in capital	17,504,391	18,396,876
Accumulated deficit	(7,722,657)	(7,807,881)
Accumulated other comprehensive income	(92,524)	-

Total stockholders' equity	9,715,410	10,615,195

Total liabilities and stockholders' equity	$26,370,832	$22,816,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES (Formerly Integrated Performance Systems, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,
	2006	2005

Net sales	$9,422,696	$8,048,547

Cost of sales	7,711,022	6,312,438

Gross profit	1,711,674	1,736,109

Expenses:
Selling, general and administrative expenses	1,290,353	1,162,058
Amortization of customer base	135,512	135,512

	1,425,865	1,297,570

Income from operations	285,809	438,539

Other income (expense), net	(150,112)	(92,146)

Income before provision for income taxes	135,697	346,393

Provision for income taxes	(50,473)	(130,074)

Net income	85,224	216,319

Other comprehensive loss:
Deferred interest rate hedge loss, net of tax benefit of $54,271	(92,524)	-

Comprehensive income	$(7,300)	$216,319

Net income per share
Basic	$0.04	$0.09

Diluted	$0.02	$0.02

Weighted average common shares outstanding
Basic	2,426,177	2,445,688

Diluted	11,299,337	10,198,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES (Formerly Integrated Performance Systems, Inc.)
Condensed Condolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$85,224	$216,319
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	326,600	283,299
Deferred tax expense	50,473	130,074

Changes in operating assets and liabilities:
Trade accounts receivable	141,792	(101,939)
Inventory	(131,957)	(105,550)
Prepaid expenses and other	136,779	(10,753)
Income tax receivable (payable)	(115,000)	548,428
Accounts payable	(455,415)	(6,449)
Accrued expenses	(61,065)	151,029

Net cash provided by (used in) operating activities	(22,569)	1,104,458

Cash flows from investing activities:
Acquisition of property and equipment	(6,291,873)	(50,832)

Net cash used in investing activities	(6,291,873)	(50,832)

Cash flows from financing activities:
Borrowings on notes payable	7,596,204	(250,000)
Interest paid to related parties	(170,800)	-
Payments on notes payable	(2,046,220)	(57,234)

Net cash provided by (used in) financing activities	5,379,184	(307,234)

Net increase (decrease) in cash	(935,258)	746,392
Cash, beginning of period	1,850,405	272,866

Cash, end of period	$915,147	$1,019,258

Supplementary disclosure of cash flow information:
Interest paid	$260,580	$24,867

Income taxes paid (refunded)	$115,000	$(548,428)

Non-cash financing activities:
Note payable assumed with property acquisition	$147,649	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
(Formerly Integrated Performance Systems, Inc.)
Notes to Interim Condensed Consolidated Financial Statements
October 31, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

UNAUDITED FINANCIAL INFORMATION

The unaudited condensed consolidated financial statements have been prepared by Global Innovation Corp. and its subsidiaries (the "Company" or "GIC"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended July 31, 2006, filed on October 13, 2006.

REINCORPORATION AND REVERSE STOCK SPLIT

On October 9, 2006, the Company filed a definitive proxy statement on Schedule 14A. The proxy was filed to provide notice to the shareholders of record as of October 6, 2006 that the Company would be holding a special meeting of shareholders on November 9, 2006, for the following purposes:

1. To consider a proposal to change the state of incorporation of the Company from New York to Delaware;

2. To consider a proposal to effect a one for twenty-five (1:25) reverse stock split, if proposal #1 is approved;

3. To consider a proposal to approve a reduction in authorized shares of the Company, if proposals #1 and #2 are approved.

On November 9, 2006, the shareholders of the Company approved all three proposals and as a result Integrated Performance Systems, Inc ("IPS") was recapitalized and merged into Global Innovation Corp. (GIC), a Delaware Corporation. GIC is authorized to issue 25 million common shares and 5 million preferred shares. Under the terms of the merger agreement, the Company's common stockholders exchanged 60,652,194 IPS common shares for 2,426,177 CIC common shares (an exchange ratio of 25 for 1). The Company has accounted for the exchange of shares as an effective reverse stock split of 25 for 1. Common share numbers and amounts for all periods presented have been adjusted to reflect the reverse split.

In connection with the reincorporation, the holder of 193,829 IPS Series F preferred shares exchanged all such preferred shares for 7,753,160 GIC common shares. The Company will account for this exchange as a conversion of the preferred effective November 13, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At October 31, 2006, inventory consisted of $964,698 in raw materials, $765,650 in work in process, and $724,042 in finished goods, less a valuation allowance of $0.

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

Derivative Financial Instruments

The Company uses derivatives only to hedge against changes in interest rates related to debt, as opposed to their use for trading purposes. SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, requires that derivatives be recorded on the balance sheet at fair value. The fair value of swap contracts is determined based on the difference between the derivative's fixed contract price and the underlying market price at the determination date and is confirmed by counterparts to the derivative.

Realized and unrealized gains and losses on derivatives that are not designated as hedges, as well as on the ineffective portion of hedge derivatives, are recorded as a derivative fair value gain or loss in the income statement. Unrealized gains and losses on effective cash flow hedge derivatives, as well as any deferred gain or loss realized upon early termination of effective hedge derivatives, are recorded as a component of accumulated other comprehensive income (loss). When the hedged transaction occurs, the realized gain or loss, as well as any deferred gain or loss, on the hedge derivative is transferred from accumulated other comprehensive income (loss) to earnings. Realized gains and losses on interest rate hedge derivatives are recognized as a component of interest expense and settlements of derivatives are included in cash flows from operating activities.

To designate a derivative as a cash flow hedge, at the hedge's inception management documents its assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative's term, management determines the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses on the effective portion of the derivative are reclassified to earnings when the underlying transaction occurs. If it is determined that the designated hedge transaction is not likely to occur, any unrealized gains or losses are recognized immediately in the income statement as a derivative fair value gain or loss.

Stock Based Employee Compensation

During the three months ended October 31, 2006 and 2005, the Company did not recognize any compensation expense under APB 25, nor did the Company recognize any compensation expense under the disclosure-only provisions of SFAS 123.

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R)is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company adopted SFAS 123(R) as of August 1, 2006.

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

On November 9, 2006 the Company's shareholders approved a measure to effect a 1:25 reverse stock split. The effect of the reverse stock split is shown for all periods presented.

The following table sets forth the computation of basic and diluted net income per share:
	For the Three Months Ended October 31,
	2006	2005
Numerator
Numerator for basic earnings per share - net income	$85,224	$216,319
Effect of dilutive securities
Effect on net income	85,867	-

Numerator for diluted earnings per share	$171,091	$216,319

Denominator
Denominator for basic earnings per share	2,426,177	2,445,688
Effect of dilutive securities
Convertible preferred stock	7,753,160	7,753,160
Convertible notes payable to related party	1,120,000	-
Denominator for diluted earnings per share	11,299,337	10,198,848

Basic earnings per share	$0.04	$0.09
Diluted earnings per share	$0.02	$0.02

Common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share for the three months ended October 31, 2005 because the effect of the conversion is antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 1,600,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 9.

NOTE 3 - CONCENTRATIONS OF RISK

At October 31, 2006, four customers accounted for approximately 59% of the total accounts receivable. For the three months ended October 31, 2006 and 2005 respectively, these customers accounted for approximately 65% and 54% of net sales.

NOTE 4 - INCOME TAXES

The income tax provision for the three months ended October 31, 2006 and 2005 consists of the following:
	2006	2005
Current expense	$-	$-
Deferred expense	50,473	130,074

	$50,473	$130,074

Significant temporary differences used in the computation of deferred tax assets and liabilities at October 31, 2006 and July 31, 2006 are as follows:
	October 31,	July, 31
	2006	2006
Deferred tax asset, current
Allowance for bad debts	$9,616	$9,616
Accrued bonus	61,098	59,455
Accrued vacation	120,424	106,551
Accrued interest	10,697	42,097
Interest rate risk management liability	54,271	-
	$256,106	$217,719
Deferred tax assets (liabilities), non-current
Depreciation of property and equipment	$244,760	$(296,274)
Net operating loss carry forward	2,862,443	2,964,680
Valuation allowance	(2,862,443)	(2,964,680)
Customer base	(1,219,073)	(1,269,171)
	$(974,313)	$(1,565,445)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of October 31, 2006.

At October 31, 2006, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.7 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the three months ended October 31, 2006, the Company utilized NOLs totaling $276,540, resulting in a decrease in the valuation allowance in the amount of $102,237. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at LIBOR + 1.5% and matures August 14, 2007. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory.

At October 31, 2006, there was no outstanding balance under the LOC, and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at October 31, 2006:
Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011, collateralized by certain Company assets.	$1,933,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013, collateralized by certain Company assets.	5,454,167

Note payable to developer assumed from related party in connection with the purchase of the property and payable in annual installments plus interest at 6% due April 2007	147,649

Note payable to financing institution unsecured, matures March 1, 2007.	76,955

Other	13,137
7,625,241
Less current maturities of long-term debt	(759,836)
Total long-term debt, less current maturities	$6,865,405

New Credit Facility

On August 18, 2006, the Company entered into a new credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan was entered into in connection with the Company's purchase of its manufacturing facility and accompanying property from a related party (see Note 8).

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $146,795 at October 31, 2006. This amount, net of a tax benefit in the amount of $54,271, has been recorded as other comprehensive income.

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

On November 24, 2004, the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Brad Jacoby in conjunction with a business combination. The Notes bore interest at 8% and were convertible into common stock at any time at a conversion price of $3.75 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly, and the principal was originally due February 28, 2005, and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC (a wholly owned subsidiary), and by the outstanding stock of LSC and by the Company common stock owned by D. Ronald Allen ("Allen"), former chief executive officer, controlling shareholder and director of the Company. On October 28, 2005, both the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes.

NOTE 8 - RELATED PARTY TRANSACTIONS AND GUARANTEES

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the quarters ended October 31, 2006 and 2005, the Company incurred lease expense totaling $77,935 and $225,000, respectively, related to these operating leases. The Company previously leased its primary manufacturing facility from an entity controlled by Mr. Jacoby and subsequently purchased that facility. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

On August 18, 2006 the Company purchased its manufacturing facility and accompanying real property for $6.3 million from the Jacoby Family Limited Partnership II ("JFLP"), an entity under common control. The real estate has been recorded at the historical basis of JFLP and the excess of the purchase consideration over the historical basis (net of deferred taxes) has been recorded as a distribution to the majority stockholder in the amount of $892,485. The purchase price consisted of a note payable for $5.5 million, the assumption of a loan totaling $147,649 and a cash payment of $685,264. The Company previously leased this facility from an entity controlled by Mr. Jacoby under a long-term lease. Previously the Company guaranteed the notes secured by the property. As a result of this transaction, the notes have been satisfied and the Company is no longer a guarantor of the notes held by JFLP.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of October 31, 2006, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of October 31, 2006, there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On December 5, 2005, the Company sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. The Company asserts claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the November 2004 Merger Agreement. The Company seeks indemnity from Allen for approximately $573,000 pursuant to the November 2004 Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. The Company also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company's common stock held by those entities as of the date of the closing of the November 2004 Merger Agreement. The Company asserts that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the November 2004 Merger Agreement.

On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued IPS, Allen and other entities, including several former Company subsidiaries, alleging fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that the Company's subsidiary, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Company was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. As of October 12, 2006, Performance Interconnect Corp. filed bankruptcy. As a result of the bankruptcy filing, the case has been stayed as to all parties pending resolution of the bankruptcy.

NOTE 11 - SUBESQUENT EVENTS

In connection with the name change and reincorporation into the state of Delaware, on November 13, 2006 the holder of Series F preferred shares converted all 193,829 shares of Series F preferred stock into 7,753,160 common shares.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three months ended October 31, 2006 and 2005. It should be read in conjunction with the financial information for the year ended July 31, 2006, appearing in the Company's annual Form 10-KSB filed on October 13, 2006.

Results of Operations

Revenues. Net sales increased to $9,422,696 for the three months ended October 31, 2006 from $8,048,547 for the same period in 2005, a net increase of $1,374,149 or 17%. The increase is due primarily to new customer sales.

Gross Profit. Gross profit for the three months ended October 31, 2006 was $1,711,674 compared to $1,736,109 for the same period in 2005, a decrease of $24,435 or 1.4%. Gross margin declined from 22% for the three months ended October 31, 2005 to 18% for the same period in the current year. The decrease in gross profit is due to (1) the increase in raw material prices during the period and (2) lower demand for premium services, which typically command a significantly higher margin.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense increased to $1,290,353 for the three months ended October 31, 2006 from $1,162,058 for the same period in 2005, an increase of $128,295 or 11%. The increase is a result of additional selling expenses of approximately $62,000, increased cost of administrative personnel and benefits of approximately $136,000. Additional increases of approximately $27,000, $19,000, $13,000 and $16,000 were incurred for depreciation related to the building purchase, legal expenses related primarily to the Gehan litigation, building maintenance and utility costs respectively, were offset by a reduction of approximately $149,000 in professional fees.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended October 31, 2006 and October 31, 2005.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties, as well as income from reclaiming scrap material. Other income (expense), net, increased from ($92,146) to ($150,112) for the three months ended October 31, 2005 and 2006, respectively. The increase in net expense during the three months ended October 31, 2006 is primarily due to $86,678 in interest expense on the new Amegy notes.

Income Tax Provision. The income tax provision decreased to $50,473 for the three months ended October 31, 2006, from $130,074 for the same period in the prior year. The decrease in the provision is due primarily to the decrease in pre-tax income.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings, and in prior periods our majority shareholder has loaned the Company operating capital at prevailing market rates of interest or has guaranteed our indebtedness. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

We have current assets substantially in excess of current liabilities. Based on our current level of operations, we believe that cash provided by operations along with funds available under our new line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment that will allow us to improve the throughput and increase the level of technology required to keep up with the complex products our customers design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $22,569 used by operations during the three months ended October 31, 2006 consisted of $462,297 provided by net income as adjusted for non-cash items, partially offset by $484,866 used by working capital. This compares to net cash provided by operations of $1,104,458 during the same period in the prior year, which consisted of $629,692 provided by net income as adjusted for non-cash items and $474,766 provided by working capital. During the prior year quarter the Company received $548,428 in tax refunds related to fiscal years 2000 through 2002.

Cash used for investing activities. Net cash of $6,291,873 used in investing activities during the three months ended October 31, 2006 consisted of purchases of a building and equipment. Net cash of $50,832 used for investing activities during the same period in the prior year consisted of purchases of equipment.

Cash flows from financing activities. Net cash provided by financing activities during the three months ended October 31, 2006 was $5,379,184 and consisted of borrowings on notes payable of $7,596,204, interest paid to related party of $170,800 and payments of $2,046,220 on notes payable. Net cash provided by financing activities during the same period in the prior year included net payments of $250,000 on our line of credit and payments of $57,234 on notes payable.

Indebtedness and guarantees. We have a $3 million line of credit (the "LOC") described in Note 6 of our financial statements set forth in Part I, Item 1 above.

We issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

On August 18, 2006, the Company entered into a credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan allowed the Company to purchase its manufacturing facility and accompanying property for $6.3 million. The operating facility was being leased from a related party (see also Note 8). The note terms are 1 year, 5 years and 7 years for the LOC, equipment and real estate loans, respectively. The loans bear interest at LIBOR+1.5-1.75% and are collateralize by various Company assets.

We expect that cash generated from operations will be sufficient to fund payments on our indebtedness as it becomes due, or that we will be able to refinance the debt under similar terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

D. Ronald Allen lawsuit. On December 5, 2005, the Company sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. The Company asserts claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the Merger Agreement. The Company seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. The Company also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company Common Stock held by those entities as of the date of the closing of the Merger Agreement. The Company asserts that some or all of the Common Stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the Merger Agreement.

Gehan lawsuit. On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued the Company, Allen and several former Company subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,651.99 plus attorneys' fees and interest. Gehan alleges that the Company's subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Compnay was worthless at the time of the transfers and therefore, the transfers do not constitute fraudulent transfers. The Company disputes the claims and plans to vigorously defend the lawsuit. As of October 12, 2006, Performance Interconnect Corp. filed bankruptcy. As a result of the bankruptcy filing, the case has been stayed as to all parties pending resolution of the bankruptcy

ITEM 5. OTHER INFORMATION

Our Common Stock is traded over-the-counter on the OTC Bulletin Board® (OTCBB) under the symbol "GINV.OB". The annual report on Form 10-KSB was filed on October 13, 2006.

ITEM 6. EXHIBITS
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

4.1*	Certificate of Designation of Series F Preferred Stock (filed as Exhibit 4.1 to the Company's Amendment to Current Report on Form 8-K/A filed February 7, 2005).

4.2*	Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 dated between the Company and Best Circuit Boards, Inc. and Brad Jacoby and payable to Brad Jacoby.

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

10.11*	First Amendment to Employment Agreement effective September 1, 2005 by and between the Company and Brad Peters. (filed as Exhibit 10.23 to the Company's Form 10-KSB as filed January 5, 2006)

10.16*	Promissory Note by and between the Company and Amegy Bank in the amount of $3 million for Line of Credit (filed as Exhibit 10.5 to the Company's Form 8-K, filed August 24, 2006).

10.18*	Interest rate swap agreement by and between Best Circuit Boards, Inc. and Amegy Bank (filed as Exhibit 10.7 to the Company's Form 8-K, filed August 24, 2006).

10.19*	Amended and Restated Jacoby Loan Agreement (filed as Exhibit 10.1 to the Company's Form 8-K, filed November 17, 2006).

10.20*	Amended and Restated Jacoby Promissory Note (filed as Exhibit 10.2 to the Company's Form 8-K, filed November 17, 2006).

10.21*	Amended and Restated Jacoby Security Agreement - Best Circuit Boards, Inc (filed as Exhibit 10.3 to the Company's Form 8-K, filed November 17, 2006).

10.22*	Amended and Restated Jacoby Security Agreement - Global Innovation Corp. (filed as Exhibit 10.4 to the Company's Form 8-K, filed November 17, 2006).

21*	Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-KSB as filed January 5, 2006)

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the respective filings identified above.

** Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATION CORP.
(Registrant)

Date: December 15, 2006	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)