Form 10-Q
period 2007-01-31
GLOBAL INNOVATION CORP.
filed 2007-03-14
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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
Yes [   ] No [X]

At March 12, 2007 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX
		Page Number
	PART I -
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES Formerly Integrated Performance Systems, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
	January 31,	July 31,
ASSETS	2007	2006

Current assets:
Cash	$506,131	$1,850,405
Trade accounts receivable, net	4,244,507	4,270,418
Prepaid expenses and other	165,196	376,273
Inventory	2,737,684	2,382,416
Deferred income tax asset	251,178	217,719

Total current assets	7,904,696	9,097,231

Property and equipment, net	6,684,849	2,010,780

Other assets:
Goodwill	8,101,154	8,275,034
Customer base, net	3,161,952	3,432,976

	11,263,106	11,708,010

Total assets	$25,852,651	$22,816,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,794,655	$3,189,681
Accrued expenses (including interest owed to related party of $85,866 and $171,733)	739,139	1,206,672
Income tax payable	5,046	111,420
Interest rate risk management liability	80,095	-
Notes payable, current portion	714,502	457,881

Total current liabilities	4,333,437	4,965,654

Noncurrent liabilities:
Notes payable, net of current maturities	6,694,685	1,469,727
Note payable to related party	4,200,000	4,200,000
Deferred income tax liability	869,098	1,565,445

Total long-term liabilities	11,763,783	7,235,172

Stockholders' equity:
Preferred stock; par value $0.01; 5,000,000 shares authorized
Series F Convertible; 300,000 shares authorized, 0 and 193,829 shares issued and outstanding respectively	-	1,938
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 and 2,426,177 shares issued and outstanding respectively	101,793	24,262
Additional paid-in capital	17,428,798	18,396,876
Accumulated deficit	(7,724,656)	(7,807,881)
Accumulated other comprehensive income (loss)	(50,504)	-

Total stockholders' equity	9,755,431	10,615,195

Total liabilities and stockholders' equity	$25,852,651	$22,816,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES Formerly Integrated Performance Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

Net sales	$8,090,218	$9,088,258	$17,512,914	$17,136,805

Cost of sales	6,748,842	7,522,687	14,459,864	13,835,125

Gross profit	1,341,376	1,565,571	3,053,050	3,301,680

Expenses:
Selling, general and administrative expenses	1,043,434	1,223,055	2,333,787	2,385,113
Amortization of customer base	135,512	135,512	271,024	271,024

	1,178,946	1,358,567	2,604,811	2,656,137

Income from operations	162,430	207,004	448,239	645,543

Other income (expense):
Interest expense	(136,168)	(35,412)	(247,710)	(62,948)
Interest expense - related party	(85,866)	(88,667)	(171,733)	(171,865)
Interest income	5,885	956	18,203	1,525
Other income	32,686	18,958	67,665	36,977

	(183,463)	(104,165)	(333,575)	(196,311)

Income (loss) before provision
for income taxes	(21,033)	102,839	114,664	449,232

Provision for income taxes	(19,034)	26,552	31,439	156,626

Net income (loss)	(1,999)	76,287	83,225	292,606

Other comprehensive gain(loss):
Deferred interest rate hedge,
Net of tax benefit of $29,591	42,020	-	(50,504)	-

Comprehensive income	$40,021	$76,287	$32,721	$292,606

Net income (loss) per share
Basic	$.00	$0.03	$0.02	$0.12

Diluted	$.00	$0.01	$0.01	$0.03

Weighted average common shares
Basic	7,398,280	2,446,088	4,925,769	2,446,088

Diluted	7,398,280	10,199,248	9,350,127	10,199,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES Formerly Integrated Performance Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$83,225	$292,606
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	663,446	553,802
Deferred tax expense	5,132	126,303
Changes in operating assets and liabilities:
Trade accounts receivable	25,911	(1,078,111)
Inventory	(355,268)	203,001
Prepaid expenses and other	211,076	(59,738)
Income tax receivable (payable)	(106,374)	578,751
Accounts payable	(395,026)	468,316
Accrued expenses	(296,755)	(91,143)

Net cash provided by (used in) operating activities	(164,633)	993,787

Cash flows from investing activities:
Acquisition of property and equipment	(6,342,772)	(83,264)

Net cash used in investing activities	(6,342,772)	(83,264)

Cash flows from financing activities:
Net payments on line of credit	-	(1,455,560)
Interest paid to related parties	(170,800)	(309,866)
Borrowing on new term note	7,596,204	2,250,000
Payments on notes payable	(2,262,274)	(308,219)

Net cash provided by financing activities	5,163,130	176,355

Net increase (decrease) in cash	(1,344,275)	1,086,878
Cash, beginning of period	1,850,405	272,866

Cash, end of period	$506,130	$1,359,744

Supplementary disclosure of cash flow information:
Interest paid	$260,580	$24,867

Income taxes paid (refunded)	$135,621	$(548,428)

Non-cash financing activities:
Note payable assumed with property acquisition	$147,649	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Formerly Integrated Performance Systems, Inc.
Notes to Interim Condensed Consolidated Financial Statements
January 31, 2007
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

    To consider a proposal to effect a one for twenty-five (1:25) reverse stock split, if proposal #1 was approved;

    To consider a proposal to approve a reduction in authorized shares of the Company, if proposals #1 and #2 were approved.

On November 9, 2006, the shareholders of the Company approved all three proposals and as a result Integrated Performance Systems, Inc. ("IPS") was recapitalized and merged into Global Innovation Corp. ("GIC"), a Delaware Corporation. GIC is authorized to issue 25 million common shares and 5 million preferred shares. Under the terms of the merger agreement, the Company's common stockholders exchanged 60,652,194 IPS common shares for 2,426,177 GIC common shares (an exchange ratio of 25 for 1). The Company has accounted for the exchange of shares as an effective reverse stock split of 25 for 1. Common share numbers and amounts for all periods presented have been adjusted to reflect the reverse split.

In connection with the reincorporation, the holder of 193,829 IPS Series F preferred shares exchanged all such preferred shares for 7,753,160 GIC common shares. The Company accounted for this exchange as a conversion of the preferred effective November 13, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At January 31, 2007, inventory consisted of $1,129,052 in raw materials, $673,050 in work in process, and $935,582 in finished goods.

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

Stock Based Employee Compensation

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company adopted SFAS 123(R) as of August 1, 2006. During the six months ended January 31, 2007 and 2006, the Company did not recognize any compensation expense.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the Company's convertible preferred stock and notes payable..

The following table sets forth the computation of basic and diluted net income per share:
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2007	2006	2007	2006

Numerator
Numerator for basic earnings per share - net income (loss)	$(1,999)	$76,287	$83,225	$292,606

Numerator for diluted earnings per share	$(1,999)	$76,287	$83,225	$292,606

Denominator
Denominator for basic earnings per share	7,398,280	2,446,088	4,925,769	2,446,088
Convertible preferred stock	-	7,753,160	4,424,358	7,753,160

Denominator for diluted earnings per share	7,398,280	10,199,248	9,350,127	10,199,248

Basic earnings per share	$0.00	$0.03	$0.02	$0.12

Diluted earnings per share	$0.00	$0.01	$0.01	$0.03

Common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share for all periods presented because the effect of the conversion is antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 1,600,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 9.

NOTE 3 - CONCENTRATIONS OF RISK

At January 31, 2007, four customers accounted for approximately 54% of the total accounts receivable. For the three and six months ended January 31, 2007 these customers accounted for approximately 59% and 62%, respectively, of net sales. For the three and six months ended January 31, 2006, these customers accounted for approximately 60% and 56%, respectively, of net sales.

NOTE 4 - INCOME TAXES

The income tax provision for the six months ended January 31, 2007 and 2006 consists of the following:
	For the three months ended January 31		For the six months ended January 31
	2007	2006	2007	2006
Current expense	$ 26,307	$ 30,323	$ 26,307	$ 30,323
Deferred expense	(45,341)	(3,771)	5,132	126,303

	$ (19,034)	$ 26,552	$ 31,439	$ 156,626

Significant temporary differences used in the computation of deferred tax assets and liabilities at January 31, 2007 and July 31, 2006 are as follows:
	January 31,	July 31,
	2007	2006

Deferred tax assets, current
Allowance for bad debts	$2,713	$9,616
Accrued bonus	81,497	59,455
Accrued vacation	86,464	106,551
Accrued interest	50,893	42,097
Interest rate risk management liability	29,611	-

	$251,178	$217,719

Deferred tax assets (liabilities), non-current
Depreciation of property and equipment	$299,875	$(296,274)
Net operating loss carry forward	2,772,969	2,946,680
Valuation allowance	(2,772,969)	(2,946,680)
Customer base	(1,168,974)	(1,269,171)

	$(869,099)	$(1,565,445)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of January 31, 2007.

At January 31, 2007, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.5 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the six months ended January 31, 2007, the Company utilized NOLs totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $173,880. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with Amegy bank, which is due on demand, bears interest at LIBOR + 1.5% and matures August 14, 2007. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory.

At January 31, 2007, there was no outstanding balance under the LOC and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at January 31, 2007:
Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011, collateralized by substantially all of the Company's assets.	$1,833,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013, collateralized by substantially all of the Company's assets.	5,385,417

Note payable to developer assumed from related party in connection with the purchase of the property and payable in annual installments plus interest at 6% due April 2007.	147,649

Note payable to financing institution, unsecured, matures March 1, 2007.	31,621

Other	11,167
7,409,187
Less current maturities of long-term debt	(714,502)

Total long-term debt, less current maturities	$6,694,685

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

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $80,095 at January 31, 2007. This amount, net of a tax benefit in the amount of $29,591, has been recorded as other comprehensive income.

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

NOTE 8 - RELATED PARTY TRANSACTIONS AND GUARANTEES

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the three and six months ended January 31, 2007, the Company incurred lease expense totaling $36,000 and $113,935, respectively, related to these operating leases. For the same three and six months of 2006 the Company incurred lease expense totaling $225,000 for the three month and $450,000 for the six month periods, respectively, related to these operating leases. The Company previously leased its primary manufacturing facility from an entity controlled by Mr. Jacoby and subsequently purchased that facility. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

On August 18, 2006 the Company purchased its manufacturing facility and accompanying real property for $6.3 million from the Jacoby Family Limited Partnership II ("JFLP"), an entity under common control. The real estate has been recorded at the historical basis of JFLP and the excess of the purchase consideration over the historical basis (net of deferred taxes) has been recorded as a distribution to the majority stockholder in the amount of $892,485. The purchase price consisted of a note payable for $5.5 million, the assumption of a loan totaling $147,649 and a cash payment of $685,264. The Company previously leased this facility from an entity controlled by Mr. Jacoby under a long-term lease. Previously the Company guaranteed the JFLP notes secured by the property. As a result of this transaction, the notes have been satisfied and the Company is no longer a guarantor of the notes held by JFLP.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of January 31, 2007, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of January 31, 2007, there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

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

On December 5, 2005, the Company sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. The Company asserts claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the November 2004 Merger Agreement. The Company seeks indemnity from Allen for approximately $573,000 pursuant to the November 2004 Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. The Company also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company's common stock held by those entities as of the date of the closing of the November 2004 Merger Agreement. The Company asserts that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the November 2004 Merger Agreement. The case has been abated pending resolution of the Gehan Properties lawsuit discussed below.

On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued the Company, Allen and other entities, including several former Company subsidiaries, alleging fraudulent transfer claims and is seeking $259,652 plus attorneys' fees and interest. Gehan alleges that the Company's subsidiary, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Company was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. As of October 12, 2006, Performance Interconnect Corp. filed bankruptcy. As a result of the bankruptcy filing, the case has been stayed as to all parties pending resolution of the bankruptcy.

On February 22, 2007, Maryland MPC, LLC and Modular Components National, Inc. sued Best Circuit Boards and its employee, Robert Noland ("Noland"), seeking damages in the amount of $2,500,000. The plaintiffs allege that Noland's employment with Best Circuit Boards violates the non-competition terms of his prior employment agreement with plaintiffs and asserts claims for tortuous interference with contractual relations, tortuous interference with actual and prospective business relations, violation of Maryland Uniform Trade Secrets Act, and injunctive relief. At the time that Best Circuit Boards hired Noland, Best Circuit Boards had no knowledge of any employment agreement between Noland and plaintiffs and, in any event, Best Circuit Boards denies that it is liable to plaintiffs regarding its hiring of Noland. The case is in the very early stages and no trial date has been set.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months ended January 31, 2007 and 2006. It should be read in conjunction with the financial information for the year ended July 31, 2006, appearing in the Company's annual Form 10-KSB filed on October 13, 2006.

Results of Operations

Revenues. Net sales decreased to $8,090,218 for the three months ended January 31, 2007 from $9,088,258 for the same period in 2006, a net decrease of $998,040 or 11%. Net sales increased to $17,512,914 for the six months ended January 31, 2007 from $17,136,805 for the same period in 2006, a net increase of $376,109 or 2.2% The decrease for the three months ended January 31, 2007 is due primarily to seasonal reductions in orders from our primary customers in November and December and a significant shift in the ratio of parts manufactured in our Texas manufacturing facility to our overseas manufacturing partners. We believe that we will continue to strategically shift some of our manufacturing to lower cost regions and initially that will result in slightly lower revenues. We will continue to upgrade our technology capabilities at our Texas facility which will be advantageous and provide new opportunities to add new customers in order to backfill the initial drop in revenues resulting from the shift to low cost regions.

Gross Profit. Gross profit for the three months ended January 31, 2007 was $1,341,376 compared to $1,565,571 for the same period in 2006, a decrease of $224,195 or 14.3%. Gross profit for the six months ended January 31, 2007 was $3,053,050, versus a gross profit of $3,301,680. Gross margin declined from 19% for the six months ended January 31, 2006 to 17% for the same period in the current year. Gross margin for the three months ended January 31, 2007 remained constant at 17%. During the quarter we have aggressively pursued cost saving initiatives that we believe will begin to have an impact during the second half of the year. Additionally, as we are able to strategically transfer some of the lower margin products to low cost regions, less pressure will be placed on margin.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense decreased to $1,043,434 for the three months ended January 31, 2007 from $1,223,055 for the same period in 2006, a decrease of $179,621 or 14.7%. SG&A expenses decreased to $2,333,787 for the six months ended January 31, 2007 from $2,385,113 for the same period in 2006, a net decrease of $51,326 or 2.2%. The decrease for the three months ended January 31, 2007 is a primarily attributed to a decrease in professional fees of approximately $143,000. The decrease for the six months ended January 31, 2007 is primarily a result of a decrease in professional fees of approximately $273,000 offset by an increase in selling expense of approximately $100,000, general and administrative labor of approximately $102,000 and depreciation as a result of purchasing the manufacturing facility of approximately $25,000.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended January 31, 2007 and 2006, respectively and $271,024 during the six months ended January 31, 2007 and 2006, respectively.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties, as well as income from reclaiming scrap material. Other income (expense), net, increased from ($104,165) to ($183,463) for the three months ended January 31, 2006 and 2007, respectively. This increase is primarily due to an increase of $97,955 in interest expense on the new Amegy notes. Other income (expense) increased from ($196,311) to ($333,575) for the six months ended January 31, 2006 and 2007 respectively. The increase in net expense during the six months ended January 31, 2007 is primarily due to $184,630 in interest expense on the new Amegy notes.

Income Tax Provision. The income tax provision decreased to $31,439 for the six months ended January 31, 2007, from $156,626 for the same period in the prior year. The decrease in the provision is due primarily to the decrease in pre-tax income.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings, and in prior periods, our majority shareholder has loaned the Company operating capital at prevailing market rates of interest or has guaranteed our indebtedness. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

We have current assets substantially in excess of current liabilities. Based on our current level of operations, we believe that cash provided by operations along with funds available under our new line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment that will allow us to improve the throughput and increase the level of technology required to keep up with the complex products of our customers' design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $164,633 used by operations during the six months ended January 31, 2007 consisted of $746,671 provided by net income as adjusted for non-cash items, offset by $911,304 used by working capital. This compares to net cash provided by operations of $993,787 during the same period in the prior year, which consisted of $846,408 provided by net income as adjusted for non-cash items and, $147,379 provided by working capital. During the prior year the Company received $548,428 in tax refunds related to fiscal years 2000 through 2002.

Cash used for investing activities. Net cash of $6,342,772 used in investing activities during the six months ended January 31, 2007 consisted of purchases of a building and equipment. Net cash of $83,264 used for investing activities during the same period in the prior year consisted of purchases of equipment.

Cash flows from financing activities. Net cash provided by financing activities during the six months ended January 31, 2007 was $5,163,130 and consisted of borrowings on notes payable of $7,596,204, interest paid to related party of $170,800 and payments of $2,262,274 on notes payable. Net cash provided by financing activities during the same period in the prior year was $176,355 and included net payments of $1,455,560 on our line of credit, payments of $308,219 on long-term debt, interest to related party of $309,866 offset by $2,250,000 of new borrowing.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

D. Ronald Allen lawsuit. On December 5, 2005, the Company sued D. Ronald Allen and several entities affiliated with Allen in the 116th Judicial District Court of Dallas County, Texas. The Company asserts claims against Allen for, among other things, fraud, breach of contract and indemnity arising out of the Merger Agreement. The Company seeks indemnity from Allen for approximately $573,000 pursuant to the Merger Agreement, which amount represents the settlement payment made to Legacy Bank and the attorneys' fees incurred in the C-Gate lawsuit. The Company also seeks indemnity for other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company Common Stock held by those entities as of the date of the closing of the Merger Agreement. The Company asserts that some or all of the Common Stock held by these entities was required to be tendered into escrow in order to satisfy claims from indemnifiable costs under the Merger Agreement. The case has been abated pending resolution of the Gehan Properties lawsuit discussed below.

Gehan lawsuit. On November 18, 2003, Gehan Properties II, Ltd. ("Gehan") sued the Company, Allen and several former Company subsidiaries in the 95th Judicial District Court of Dallas County, Texas. Gehan alleges fraudulent transfer claims and is seeking $259,651.99 plus attorneys' fees and interest. Gehan alleges that the Company's subsidiary Performance Interconnect Corp. fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Company was worthless at the time of the transfers and therefore, the transfers do not constitute fraudulent transfers. The Company disputes the claims and plans to vigorously defend the lawsuit. As of October 12, 2006, Performance Interconnect Corp. filed bankruptcy. As a result of the bankruptcy filing, the case has been stayed as to all parties pending resolution of the bankruptcy.

Maryland MPC, LLC and Modular Components National, Inc. lawsuit. On February 22, 2007, Maryland MPC, LLC and Modular Components National, Inc. sued Best Circuit Boards and its employee, Robert Noland ("Noland"), seeking damages in the amount of $2,500,000. The plaintiffs allege that Noland's employment with Best Circuit Boards violates the non-competition terms of his prior employment agreement with plaintiffs and asserts claims for tortuous interference with contractual relations, tortuous interference with actual and prospective business relations, violation of Maryland Uniform Trade Secrets Act, and injunctive relief. At the time that Best Circuit Boards hired Noland, Best Circuit Boards had no knowledge of any employment agreement between Noland and plaintiffs and, in any event, Best Circuit Boards denies that it is liable to plaintiffs regarding its hiring of Noland. The case is in the very early stages and no trial date has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2006, a special meeting of stockholders was held by the Company. The purpose of the meeting was (1) to approve the re-incorporation of the Company from New York to Delaware; (2) to approve and effect a one for twenty-five (1 for 25) reverse stock split; and (3) to approve a reduction in authorized shares of the Company.

The proposal to approve reincorporation was passed with 203,272,824 votes "For", 391,203 votes "Against" and 7,823 votes "Abstaining".

The proposal to approve a reverse stock split was passed with 201,598,858 votes "For", 2,060,329 votes "Against" and 12,663 votes "Abstaining".

The proposal to approve a capital reduction was passed with 203,656,650 votes "For", 443,454 votes "Against" and 11,663 votes "Abstaining".

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

GLOBAL INNOVATION CORP.
(Registrant)

Date: March 14, 2007	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)