Form 10-Q
period 2007-04-30
GLOBAL INNOVATION CORP.
filed 2007-06-14
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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
Yes [   ] No [X]

At June 12, 2007 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX
		Page Number
	PART I -
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES Formerly Integrated Performance Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
ASSETS	2007	2006

Current assets:
Cash	$977,400	$1,850,405
Trade accounts receivable, net	3,819,035	4,270,418
Prepaid expenses and other	631,229	376,273
Inventory	2,679,148	2,382,416
Deferred income tax asset	232,524	217,719

Total current assets	8,339,336	9,097,231

Property and equipment, net	7,438,916	2,010,780

Other assets:
Goodwill	8,144,624	8,275,034
Customer base, net	3,026,440	3,432,976

	11,171,064	11,708,010

Total assets	$26,949,316	$22,816,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,588,622	$3,189,681
Accrued expenses (including interest owed to related party of $28,000 and $113,867, respectively)	852,905	1,206,672
Income tax payable	44,037	111,420
Interest rate risk management liability	147,930	-
Notes payable, current portion	1,903,754	457,881

Total current liabilities	5,537,248	4,965,654

Noncurrent liabilities:
Notes payable, net of current maturities	6,487,100	1,469,727
Note payable to related party	4,200,000	4,200,000
Deferred income tax liability	835,499	1,565,445

Total long-term liabilities	11,522,599	7,235,172

Stockholders' equity:
Preferred stock; par value $0.01; 5,000,000 shares authorized
Series F Convertible; 300,000 shares authorized, 0 and 193,829 shares issued and outstanding, respectively	-	1,938
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 and 2,426,177 shares issued and outstanding, respectively	101,793	24,262
Additional paid-in capital	17,428,798	18,396,876
Accumulated deficit	(7,543,832)	(7,807,881)
Accumulated other comprehensive loss	(97,290)	-

Total stockholders' equity	9,889,469	10,615,195

Total liabilities and stockholders' equity	$26,949,316	$22,816,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES Formerly Integrated Performance Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006

Net sales	$7,619,536	$8,880,509	$25,132,450	$26,017,314

Cost of sales	5,970,800	7,050,860	20,430,664	20,885,985

Gross profit	1,648,736	1,829,649	4,701,786	5,131,329

Expenses:
Selling, general and administrative expenses	1,045,974	1,293,535	3,379,761	3,678,648
Amortization of customer base	135,513	135,513	406,537	406,537

	1,181,487	1,429,048	3,786,298	4,085,185

Income from operations	467,249	400,601	915,488	1,046,144

Other income (expense):
Interest expense	(135,975)	(35,666)	(383,685)	(98,746)
Interest expense - related party	(83,067)	(83,067)	(254,800)	(254,800)
Interest income	6,347	3,469	24,550	4,995
Gain on extinguishment of debt	-	-	-	2,510
Other income	27,896	42,177	95,561	76,643

	(184,799)	(73,087)	(518,374)	(269,398)

Income before provision
for income taxes	282,450	327,514	397,114	776,746

Provision for income taxes	101,625	127,431	133,064	284,057

Net income	180,825	200,083	264,050	492,689

Other comprehensive loss:
Deferred interest rate hedge,
Net of tax benefit of $29,099 and $54,690, respectively	(46,786)	-	(97,290)	-

Comprehensive income	$134,039	$200,083	$166,760	$492,689

Net income per share
Basic	$.02	$0.08	$0.04	$0.20

Diluted	$.02	$0.03	$0.03	$0.07

Weighted average common shares
Basic	10,179,337	2,446,088	7,197,318	2,446,088

Diluted	10,179,337	11,319,248	10,179,303	11,319,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES Formerly Integrated Performance Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended April 30,
	2007	2006

Cash flows from operating activities:
Net income	$264,050	$492,689
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	996,100	818,363
Deferred tax expense	(30,906)	2,292
Loss on disposal of property and equipment	-	98,250
Changes in operating assets and liabilities:
Trade accounts receivable	451,383	(868,610)
Inventory	(296,732)	230,155
Prepaid expenses and other	(254,956)	(206,619)
Income tax receivable (payable)	(67,383)	930,194
Accounts payable	(601,059)	346,606
Accrued expenses	(13,124)	(8,277)
Interest paid to related parties	(340,667)	(453,599)

Net cash provided by operating activities	106,706	1,381,444

Cash flows from investing activities:
Acquisition of property and equipment	(7,295,308)	(148,379)

Net cash used in investing activities	(7,295,308)	(148,379)

Cash flows from financing activities:
Net payments on line of credit	-	(1,455,560)
Borrowing on new term note	7,596,204	2,250,000
Borrowing on line of credit	1,180,000	-
Payments on notes payable	(2,460,607)	(530,563)

Net cash provided by (used in) financing activities	6,315,597	263,877

Net increase (decrease) in cash	(873,005)	1,496,942
Cash, beginning of period	1,850,405	272,866

Cash, end of period	$977,400	$1,769,808

Supplementary disclosure of cash flow information:
Interest paid	$650,227	$563,814

Income taxes paid (refunded)	$235,621	$(548,428)

Non-cash financing activities:
Note payable assumed with property acquisition	$147,649	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Formerly Integrated Performance Systems, Inc.
Notes to Interim Condensed Consolidated Financial Statements
April 30, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

UNAUDITED FINANCIAL INFORMATION

The unaudited condensed consolidated financial statements have been prepared by Global Innovation Corp. and its subsidiaries (the "Company" or "GIC") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2007.

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

On November 9, 2006, the shareholders of the Company approved all three proposals and, as a result, Integrated Performance Systems, Inc. ("IPS") was recapitalized and merged into Global Innovation Corp. ("GIC"), a Delaware Corporation. GIC is authorized to issue 25 million common shares and 5 million preferred shares. Under the terms of the merger agreement, the Company's common stockholders exchanged 60,652,194 IPS common shares for 2,426,177 GIC common shares (an exchange ratio of 25 for 1). The Company has accounted for the exchange of shares as an effective reverse stock split of 25 for 1. Common share numbers and amounts for all periods presented have been adjusted to reflect the reverse split.

In connection with the reincorporation, the holder of 193,829 IPS Series F preferred shares exchanged all such preferred shares for 7,753,160 GIC common shares. The Company accounted for this exchange as a conversion of the preferred effective November 13, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At April 30, 2007, inventory consisted of $977,039 in raw materials, $732,402 in work in process, and $969,707 in finished goods.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Stock Based Employee Compensation

In December 2004 FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. In April 2005 the SEC issued a ruling that SFAS 123(R) is now effective for annual, rather than interim, periods that begin for small pubic entities after December 15, 2005. The Company adopted SFAS 123(R) as of August 1, 2006. During the nine months ended April 30, 2007 and 2006, the Company did not recognize any compensation expense.

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

The following table sets forth the computation of basic and diluted net income per share:
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2007	2006	2007	2006

Numerator
Numerator for basic earnings per share - net income	$180,825	$200,083	$264,050	$492,689
Effect of dilutive securities on net income	-	83,067	-	254,800

Numerator for diluted earnings per share	$180,825	$283,150	$264,050	$747,489

Denominator
Denominator for basic earnings per share	10,179,337	2,446,088	7,197,318	2,446,088
Convertible preferred stock	-	7,753,160	-	7,753,160
Convertible note	-	1,120,000	2,981,985	1,120,000

Denominator for diluted earnings per share	10,179,337	11,319,248	10,179,303	11,319,248

Basic earnings per share	$0.02	$0.08	$0.04	$0.20

Diluted earnings per share	$0.02	$0.03	$0.03	$0.07

For the three months ended April 30, 2007, common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share for all periods presented because the effect of the conversion is antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Also see Note 9.

NOTE 3 - CONCENTRATIONS OF RISK

At April 30, 2007, three customers accounted for approximately 55% of the total accounts receivable. For the three and nine months ended April 30, 2007, these customers accounted for approximately 53% and 52% respectively, of net sales. For the three and nine months ended April 30, 2006, four customers accounted for approximately 58% and 57%, respectively, of net sales.

NOTE 4 - INCOME TAXES

At April 30, 2007, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.6 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the nine months ended April 30, 2007, the Company utilized NOLs totaling $353,970, resulting in a decrease in the valuation allowance in the amount of $130,410. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with Amegy bank, which is due on demand, bears interest at LIBOR + 1.5% and matures August 14, 2007. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory.

At April 30, 2007, $1,180,000 was outstanding under the LOC and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at April 30, 2007:
Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011, collateralized by substantially all of the Company's assets	$1,733,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013, collateralized by substantially all of the Company's assets.	5,316,667

Note payable to developer assumed from related party in connection with the purchase of the property and payable in annual installments plus interest at 6% due April 2007.	147,649

Other	13,205
7,210,854
Less current maturities of long-term debt	(723,754)
Total long-term debt, less current maturities	$6,487,100

New Credit Facility

On August 18, 2006, the Company entered into a new credit facility with Amegy Bank of Texas, that includes, a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan was entered into in connection with the Company's purchase of its manufacturing facility and accompanying property from a related party (see Note 8).

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $147,930 at April 30, 2007. This amount, net of a tax benefit in the amount of $54,690, has been recorded as other comprehensive income.

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

NOTE 8 - RELATED PARTY TRANSACTIONS AND GUARANTEES

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.. For the three and nine months ended April 30, 2007, the Company incurred lease expense totaling $36,000 and $149,935, respectively, related to these operating leases. For the same three and nine months of 2006 the Company incurred lease expense totaling $225,000 for the three month and $675,000 for the nine month periods, respectively, related to these operating leases. Until August 18, 2006, the Company leased its primary manufacturing facility from an entity controlled by Mr. Jacoby

On August 18, 2006 the Company purchased its manufacturing facility and accompanying real property for $6.3 million from the Jacoby Family Limited Partnership II ("JFLP"), an entity under common control. The real estate has been recorded at the historical basis of JFLP and the excess of the purchase consideration over the historical basis (net of deferred taxes) has been recorded as a distribution to the majority stockholder in the amount of $892,485. The purchase price consisted of a note payable for $5.5 million, the assumption of a loan totaling $147,649 and a cash payment of $685,264. The Company previously leased this facility from an entity controlled by Mr. Jacoby under a long-term lease. Previously the Company guaranteed the JFLP notes secured by the property. As a result of this transaction, the notes have been satisfied and the Company is no longer a guarantor of the notes held by JFLP.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of April 30, 2007, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of April 30, 2007, there were 1,267 outstanding warrants to purchase common stock held by former debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

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

On March 19, 2007, Reliant Energy Retail Services, LLC sued the Company for breach of contract seeking damages in the principal amount of $20,419.83 for electricity services provided to a facility formerly occupied by the Company.  The Company did not occupy the subject premises during the time period for which Reliant is seeking recovery.  The Company has filed a third-party claim against LegacyTexas Bank asserting that Legacy is responsible for these claims due to the fact that it was the owner of the building during the subject time frame.

NOTE 11 - SUBSEQUENT EVENTS

On May 31, 2007, the Company entered into an additional credit agreement with Amegy Bank of Texas for a $2,650,000, five-year term loan for the purpose of funding the purchases of new manufacturing equipment. The note bears interest at 7.75% and is collateralized by the new equipment.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and nine months ended April 30, 2007 and 2006. It should be read in conjunction with the financial information for the year ended July 31, 2006, appearing in the Company's annual Form 10-KSB filed on October 13, 2006.

Results of Operations

Revenues. Net sales decreased to $7,619,536 for the three months ended April 30, 2007 from $8,880,509 for the same period in 2006, a net decrease of $1,260,973 or 14.2%. Net sales decreased to $25,132,450 for the nine months ended April 30, 2007 from $26,017,314 for the same period in 2006, a net decrease of $884,864 or 3.4% The decrease for the three months ended April 30, 2007 is due primarily to a significant shift in the ratio of parts manufactured in our Texas manufacturing facility to our overseas manufacturing partners. We believe that we will continue to strategically shift some of our manufacturing to lower cost regions and that will result in slightly lower revenues as we are able to reduce the prices paid by our customers. During the quarter we have experienced a decline in revenue to our commercial customers that are being transitioned offshore as a result of this shift. We have begun the installation of the equipment upgrades and should start to realize new opportunities to add new customers in order to backfill the initial drop in revenues resulting from the shift to low cost regions.

Gross Profit. Gross profit for the three months ended April 30, 2007 was $1,648,736 compared to $1,829,649 for the same period in 2006, a decrease of $180,913 or 9.9%. Gross profit for the nine months ended April 30, 2007 was $4,701,786, versus a gross profit of $5,131,329 for the same period in 2006. Gross margin declined from 19.7% for the nine months ended April 30, 2006 to 18.7% for the same period in the current year. Gross margin for the three months ended April 30, 2007 increased to 21.6% from 20.6% for the same period in 2006. We are beginning to see margin improvement as a result of cost saving initiatives implemented in the first two quarters of 2007 and the transition of the lower margin products to low cost regions has had a positive impact on margin.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense decreased to $1,045,974 for the three months ended April 30, 2007 from $1,293,535 for the same period in 2006, a decrease of $247,561 or 19.1%. SG&A expenses decreased to $3,379,761 for the nine months ended April 30, 2007 from $3,678,648 for the same period in 2006, a net decrease of $298,887 or 8.1%. The decrease is primarily attributable to a decrease in professional fees of approximately $425,000 offset by an increase in administrative labor of $102,000 and increased selling expense of $102,000.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,513 during the three months ended April 30, 2007 and 2006, respectively, and $406,537 during the nine months ended April 30, 2007 and 2006, respectively.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties, as well as income from reclaiming scrap material. Other income (expense), net, increased from ($73,087) to ($184,799) for the three months ended April 30, 2006 and 2007, respectively. This increase is primarily due to an increase of $100,309 in interest expense on the new Amegy notes. Other income (expense) increased from ($269,398) to ($518,374) for the nine months ended January 31, 2006 and 2007, respectively. The increase in net expense during the nine months ended April 30, 2007 is primarily due to $284,939 in interest expense on the new Amegy notes.

Income Tax Provision. The income tax provision decreased to $133,064 for the nine months ended April 30, 2007, from $284,057 for the same period in the prior year. The decrease in the provision is due primarily to the decrease in pre-tax income.

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

Cash flows from operations. Net cash of $106,706 provided by operations during the nine months ended April 30, 2007 consisted of $1,229,244 provided by net income as adjusted for non-cash items, offset by $1,122,538 used by working capital. This compares to net cash provided by operations of $1,381,444 during the same period in the prior year, which consisted of $1,411,594 provided by net income as adjusted for non-cash items, offset by $30,150 used by working capital. During the prior year the Company received $548,428 in tax refunds related to fiscal years 2000 through 2002.

Cash used for investing activities. Net cash of $7,295,308 used in investing activities during the nine months ended April 30, 2007 consisted of purchases of a building and equipment. Net cash of $148,379 used for investing activities during the same period in the prior year consisted of purchases of equipment.

Cash flows from financing activities. Net cash provided by financing activities during the nine months ended April 30, 2007 was $5,974,930 and consisted of borrowings on notes payable of $8,776,204, interest paid to related party of $340,667 and payments of $2,460,607 on notes payable. Net cash provided by financing activities during the same period in the prior year was $189,722 and included net payments of $1,455,560 on our line of credit, payments of $530,563 on long-term debt, interest to related party of $453,599 offset by $2,250,000 of new borrowing.

Indebtedness and guarantees. We have a $3 million line of credit (the "LOC") described in Note 5 of our financial statements set forth in Part I, Item 1 above.

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

Reliant Energy Retail Services, LLC lawsuit. On March 19, 2007, Reliant Energy Retail Services, LLC sued the Company for breach of contract seeking damages in the principal amount of $20,419.83 for electricity services provided to a facility formerly occupied by the Company.  The Company did not occupy the subject premises during the time period for which Reliant is seeking recovery.  The Company has filed a third-party claim against LegacyTexas Bank asserting that Legacy is responsible for these claims due to the fact that it was the owner of the building during the subject time frame.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

10.11*	First Amendment to Employment Agreement effective September 1, 2005 by and between the Company and Brad Peters. (filed as Exhibit 10.23 to the Company's Form 10-KSB as filed January 5, 2006)

10.16*	Promissory Note by and between the Company and Amegy Bank in the amount of $3 million for Line of Credit (filed as Exhibit 10.5 to the Company's Form 8-K, filed August 24, 2006).

10.18*	Interest rate swap agreement by and between Best Circuit Boards, Inc. and Amegy Bank (filed as Exhibit 10.7 to the Company's Form 8-K, filed August 24, 2006).

10.19*	Amended and Restated Jacoby Loan Agreement (filed as Exhibit 10.1 to the Company's Form 8-K, filed November 17, 2006).

10.20*	Amended and Restated Jacoby Promissory Note (filed as Exhibit 10.2 to the Company's Form 8-K, filed November 17, 2006).

10.21*	Amended and Restated Jacoby Security Agreement - Best Circuit Boards, Inc (filed as Exhibit 10.3 to the Company's Form 8-K, filed November 17, 2006).

10.22*	Amended and Restated Jacoby Security Agreement - Global Innovation Corp. (filed as Exhibit 10.4 to the Company's Form 8-K, filed November 17, 2006).

10.23**	Third Amendment to Loan Agreement by and among Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. dated May 31, 2007.

10.24**	Additional Equipment Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. in the amount of $2,650,000, dated May 31, 2007.

10.25**	Amended and Restated Subordination Agreement by and between Best Circuit Boards, Inc., Global Innovation Corp, Brad Jacoby and Amegy Bank N.A. dated May 31, 2007.

21*	Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-KSB as filed January 5, 2006).

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Incorporated herein by reference to the respective filings identified above.

**    Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATION CORP.
(Registrant)

Date: June 14, 2007	By:	/s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)