Form 10-K
period 2007-07-31
GLOBAL INNOVATION CORP.
filed 2007-10-29
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

Commission files number 000-30794

GLOBAL INNOVATION CORP.
(Exact name of Registrant as Specified in Its Charter)

Delaware	20-5268517
(State of incorporation)	(I.R.S. Employer Identification No.)

901 Hensley Lane	75098
Wylie, Texas	(Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (214) 291-1427

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (3,589,515), based on the closing sale price of the Common Stock as reported by the OTCBB on January 31, 2007, was $1,830,653. For the purposes of this computation, shares of Common Stock held by all officers, directors and 10% owners of the registrant are deemed to be affiliates and have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 6, 2007, there were 10,179,337 shares of the issuer's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Unless the context requires otherwise, references in this Annual Report on Form 10-K to "the Company," "we," "us," "our" and "GIC" refer specifically to Global Innovation Corp. and its consolidated subsidiaries.

Statement Regarding Forward-Looking Statements

This report on Form 10-K may contain "Forward Looking Statements" which are our expectations, plans and projections, including statements concerning expected income and expenses and the adequacy of our sources of cash to finance current and future operations. These expectations, plans and projections may or may not materialize and are subject to various risks and uncertainties. Factors which could cause actual results to materially differ from our expectations include the following: general economic conditions and growth in the high tech industry; competitive factors and pricing pressures; changes in product mix; the timely development and acceptance of new products; the effects of the contingencies described herein; the availability of capital; loss of key suppliers, significant customers or key management personnel; payment defaults by our customers; changes in our business strategy or development plans; and the risks described from time to time in our other filings with the Securities and Exchange Commission ("SEC"). When used in this report, the words "may," "will," "believe," "expect," "project," "anticipate," "estimate," "continue," "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements speak only as of the date of this report, and we have based our forward-looking statements on our current assumptions and expectations about future events. We have expressed our assumptions and expectations in good faith, and we believe there is a reasonable basis for them. However, we cannot assure you that our assumptions and expectations will prove to be accurate. We expressly disclaim any obligation or undertaking to release publicly any updates or change in our expectations or any change in events, conditions or circumstances on which any such statement may be based, except as may be otherwise required by the securities laws.

PART I

BUSINESS

Global Innovation Corp. (the "Company" or "GIC") is a Delaware corporation, doing business through its subsidiary Best Circuit Boards, Inc. On November 9, 2006 we reincorporated in Delaware by merging into GIC with GIC continuing as the surviving corporation.

The Company was a New York corporation originally incorporated on November 29, 1990 under the name "ESPO's, Inc." On April 4, 2001 we changed our name to Integrated Performance Systems, Inc. ("IPS").

On November 24, 2004 a wholly owned subsidiary of the Company merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("Lone Star Circuits" or "LSC"), and LSC became a wholly owned subsidiary of the Company. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in the Company. The transaction was accounted for as a reverse merger (the transaction being referred to in this Annual Report as the "Merger"). This means the Merger was treated as if LSC acquired the Company and, consequently, the historical financial statements of LSC became the historical financial statements of the Company for all periods presented.

Jacoby founded LSC in 1985. Prior to the Merger LSC was a privately held manufacturer of printed circuit boards located in Wylie,Texas. Prior to the Merger the Company was a printed circuit board and electronics component manufacturer located in Frisco, Texas.

In November 2004 the Company moved its corporate headquarters to LSC's 101,000 square foot facility in Wylie, Texas.

Products and Services

The Company designs, engineers and manufactures technologically advanced printed circuit boards. Our customers are generally high-end commercial companies and military subcontractors. The commercial markets are typically characterized by time-sensitive, high technology prototypes and short product life cycles. The military markets require special certifications and are characterized by high reliability and advanced technology and in many cases are formalized by long-term contracts.

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

We can satisfy all stages of manufacturing for our customers, from prototype to volume production. We offer our customers design and engineering assistance in the early stage of their design to ensure the most efficient and cost-effective production and output. We also offer PCB layout and design services as well as a manufacturing design review service. We offer quick-turn production, which means we can manufacture a custom-designed circuit board in significantly compressed time frames. We consider quick-turn times as any order due to the customer in less than 10 days to as little as 24 hours. We can also manufacture small quantities of printed circuit boards to assist our customers in the design and testing of their new products. As the product moves through its development life cycle, we can ramp up through mid-volume production. When the product reaches volumes that exceed our capacity to produce economically, we can continue to support our customers through a network of partners in low cost regions around the world, providing a complete end-to-end supply chain solution.

Customers and Markets

All of our circuit boards are manufactured on specific orders from the customer based upon the specifications prescribed in the customer's supplied data. The orders are manufactured and shipped directly from our factory to the customer by common carrier such as FedEx or UPS. The method of shipment is directed by the customer. We define customers as companies with multiple orders during our fiscal year. Our customers are primarily original equipment manufacturers (OEMs) however we also serve the electronic manufacturing service companies (EMS) to a lesser degree. Our largest customers, listed alphabetically, are Adtran, GE, Invensys, Lockheed Martin and Tyco Power Systems. We had 253, 265 and 233 customers for the years ended July 31, 2005, 2006 and 2007, respectively. While currently we are more diversified than we have been in the past, we continue to be dependent upon a number of major customers for a substantial portion of our net sales. Tyco Power Systems and Invensys accounted for approximately 27% and 18% respectively of our net sales in fiscal year 2007 and 29% and 17% in 2006, respectively.

We primarily supply product to OEMs and EMS companies in North America. During 2007 we shipped our products to customers in Canada, China, Denmark, Germany, Mexico, Poland and the United Kingdom. These shipments represent less than one percent in the aggregate of our net sales with the remaining being shipped to customers located in the United States.

The markets we focus on typically require some specialized processing requirements or certifications that limit, to some degree, the intense competitive pressures faced in our industry. We have primarily served these markets over long periods of time and built long-term relationships. Our marketing strategy focuses on these relationships and provides a way for us to identify new opportunities to serve and bring value to our customers. The following table shows the revenue breakdown for those segments:
Market:	2005	2006	2007
Power/Heavy Copper	30%	34%	33%
Transportation	13%	10%	13%
Military/Defense	2%	13%	14%
Instrumentation/Controls	10%	15%	22%
Telecom	13%	10%	11%
Other	32%	18%	7%
Total	100%	100%	100%

Backlog

Backlog would be generally defined as purchase orders received and, in some cases, forecasted releases on long-term contracts. The majority of our customers release orders, whether through purchase orders or forecasted release schedules, in less than 30 days. As a result, backlog numbers would represent, on average, about three weeks of shipments or approximately $2,500,000. This estimated backlog would be consistent with the prior period.

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

We provide OEMs and EMS companies with an end-to end supply chain solution that supports their products and programs including design guidance that helps them produce efficient designs, in terms of cost and manufacturability, prototyping with proven material and process formulation, and volume production either in our factory or through assistance in transitioning production to a lower cost, off-shore supplier. We partner with the OEMs and EMS companies throughout the product life cycle to provide end-to-end supply chain solutions customized to the needs of our customers.

We provide our customers with "quick-turn" services which allow them to have a custom manufactured prototype in order to meet an end user requirement in as little as 24 hours. This valuable service allows us to charge a premium over the normal cost of similar orders delivered in 2-3 weeks. As our customers' demands for time-to-market solutions increase, this is a valuable resource that our flexibility allows us to provide to our customers.

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

We face risks of rising prices and limited supply outlets as suppliers continue to consolidate and focus their attention on regions outside of North America. This trend is continuing and, as a result, pricing and availability could be negatively affected.

Governmental Regulation

We are subject to regulation by the Environmental Protection Agency as well as state and local agencies regarding the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing process.

We are subject to regulation by the Department of Labor (DOL) and the U.S. Occupational Safety and Health Administration (OSHA) regarding workplace health and safety. To date, we have determined the costs of compliance with these regulations to be immaterial. In the event that additional regulations are imposed in the future, we could incur material costs.

Employees

As of July 31, 2007, we had a total of 171 employees.

Availability of Reports Filed with the Securities and Exchange Commission

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any other reports, forms, statements and amendments to any of those are available at no cost on our website, www.globalinnovationcorp.com, as soon as practicable after they have been filed electronically with the Securities and Exchange Commission. You may also request copies, free of charge, by calling our investor relations at 214-291-1427, or in writing to Global Innovation Corp., Attention Investor Relations, 901 Hensley Lane, Wylie, TX 75098.

ITEM 1A.     RISK FACTORS

We are dependent upon the electronics industry which is highly competitive and cyclical in nature. Historical downturns in the electronics industry have resulted in overcapacity and increased price competition in our industry.

A large part of our revenues are generated from the electronics industry which historically has experienced significant downturns in demand which in turn has resulted in declining selling prices and overcapacity. Although the electronics industry has experienced improvement from the latest downturn, a lasting economic recession, excess manufacturing capacity or a decline in the electronics industry could negatively affect our business, results of operations and financial condition. Because of the uncertainty of the markets served by our customers, it is difficult for us to predict our future sales or results of operations.

We are dependent upon a small number of major customers for a substantial portion of our net sales, and a loss of one of these customers, a decline in their orders, or an inability to pay could reduce our sales and gross margins.

Two customers accounted for approximately 45% of our net sales in fiscal year 2007, and approximately 46% of our net sales in fiscal year 2006. If we experience a decline in sales or lose one or more of our major customers it would negatively impact our business, results of operations, and financial condition. If one or more of these customers were unable to pay for goods and services we provided, our results of operations would be negatively impacted. We anticipate that a material percentage of our sales will continue to be derived from a small number of significant customers.

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

Printed circuit board manufacturers in Asia with lower production costs may play an increasing role in the printed circuit board markets in which we compete. In the past these manufacturers have competed for business with less technologically advanced products; however, they are increasing their manufacturing capabilities to include higher layer count and higher technology printed circuit boards. If these Asian competitors gain market share in our market segment, we may experience a decline in sales and/or be forced to lower our prices which will reduce our gross margins and profitability.

We may experience fluctuations in revenues and results of operations because we typically sell our products on a purchase order basis rather than by long-term contracts.

Consistent with our industry, except for certain military sales, we typically do not have long-term contracts with our customers. This means our net sales are generally subject to short-term variability in customer demand. While we have cancellation penalties with each phase of production, once production commences on a particular order, customers submitting purchase orders may cancel, reduce or delay their orders for a variety of reasons. This also means our backlog numbers may not be meaningful at any given period. The timing and amount of customer orders will vary due to increased or decreased demand for our customers' products; their inventory levels and inventory management strategies; changes in customers' purchasing policies, such as a decision to move production offshore, to purchase from a consolidated number of printed circuit board manufacturers, or to manufacture products internally; or timing of their new product introductions or any changes in their rollout schedules.

We rely on vendors for the timely delivery of raw materials used in our manufacturing process. A shortage of or increase in demand for those materials may cause a price increase which would negatively impact our gross margin or limit our manufacturing of certain products.

We use copper foil, chemical solutions, gold, laminated layers of fiberglass and other commodities in the manufacture of our products. While we use preferred suppliers for most of these raw materials, the materials we use are generally readily available in the open market and numerous other potential suppliers exist. However, depending on demand, we may experience increases in raw material prices which can negatively affect our gross margins. Suppliers may from time to time extend lead times, limit supplies or increase prices, due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis. There has been and continues to be consolidation among our suppliers that could limit the available sources and locations from which we can purchase our materials. It could also have a negative effect on our ability to negotiate competitive pricing. Furthermore, if a raw material supplier fails to satisfy our product quality standards, it could harm our customer relationships.

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

The printed circuit board industry is intensely competitive, highly fragmented, and rapidly changing. We anticipate competition to continue creating pricing pressure and a possible loss in sales. Our competitors include TTM Technologies Inc., Merix Corporation, and DDi Corp. domestically and, to a lesser extent, various Asian manufacturers. Many of our competitors and potential competitors have advantages over us, including greater financial, engineering and manufacturing resources, larger customer bases, and more established sales and marketing channels. With these advantages our competitors may have the ability to respond more quickly to rapidly changing technologies and devote greater resources to the sale of their products. The printed circuit board industry has been consolidating and we expect that trend to continue, leaving fewer but larger printed circuit board companies with greater resources. This could lead to increased pricing and competitive pressures. In addition, these companies may respond more quickly to new or emerging technologies, or adapt more quickly to changes in customer requirements. We must continually develop improved manufacturing processes to meet our customers' needs for complex products.

If we were to revalue our existing intangible assets downward, our operating results would be negatively affected.

As of July 31, 2007 our balance sheet reflected $11.0 million of goodwill and intangible assets. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our financial results during the periods in which such a reduction is recognized.

Our manufacturing processes depend on the collective industry experience of our employees. If these employees were to leave or we were unable to find additional, qualified people, our manufacturing processes might suffer and we might not be able to compete effectively.

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

Products are manufactured to our customers' specifications which are highly complex and, despite our quality control and quality assurance effort, there could be defects in the products we manufacture. Such defects, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. Since our products are used in products that are integral to our customers' businesses, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board. Some of our products are used in aircraft and military equipment, the failure of which would have devastating effects on the end user and others. Our sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims. However, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time-consuming and costly to defend.

Outsourcing the manufacturing of products to our Asian partners could increase the risk of financial and other damages as a result of delays and/or defects.

We rely on our off-shore partners to provide quality products and timely delivery. If they are not able to do so, in order to keep our customers' requirements filled, we could be required to build replacement parts at the cost of the off-shore vendor and/or subsidize deliveries in the event of delays.

Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.

We are regulated by federal, state and local environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. While we believe we are in substantial compliance with these environmental laws, we may violate such laws in the future due to human error, equipment failure, or failure to identify changes in laws. Compliance is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. Because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites, or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include: spent ammoniacal etching solutions, metal stripping solutions, and hydrochloric acid solution containing palladium; waste water, which contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge permits. Any such revocations could require us to cease or limit production at our facility, and harm our business, results of operations, and financial condition. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

Our corporate offices and manufacturing facility together occupy a 101,000 square foot building located in Wylie, Texas. We also occupy a 17,000 square foot facility in Rowlett, Texas that houses our assembly operations and 2,000 square feet of storage in Commerce, Texas. The Wylie facility is owncd by the Company and is subject to a $5.2 million mortgage. We lease both the Rowlett and Commerce properties from an entity owned by our CEO. We believe that these facilities are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

ITEM 3.     LEGAL PROCEEDINGS

Gehan Properties II, Ltd. v. Integrated Performance Systems, Inc. f/k/a ESOP, Inc., PC Dynamics of Texas, Inc., North Texas PC Dynamics, Inc., Performance Interconnect Corp., W.I. Technology Holding, Inc., Performance Interconnect Corp. of North Texas, Inc., and D. Ronald Allen, Individually; Cause No. 03-12216-G; Pending in the 95th Judicial District Court, Dallas County, Texas.

On or about November 18, 2003 the plaintiff sued the Company, D. Ronald Allen, and several other entities seeking $259,651.99 plus attorneys' fees and interest pursuant to fraudulent transfer theories. The plaintiff alleges that the judgment debtor, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Company was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. The Company also asserts that the plaintiff's claims are time-barred by the applicable statute of repose. On October 20, 2006, Performance Interconnect Corp. filed a Voluntary Petition pursuant to Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 06-34482-7. The bankruptcy court recently remanded the case back to the state district court. No trial date has been set.

Integrated Performance Systems, Inc. and Best Circuit Boards, Inc. v. D. Ronald Allen, China Voice Holding Corp., China Voice Corp., Integrated Performance Business Services Corp., Associates Funding Group, Inc., B C & Q Corp., CMLP Group, Ltd., Landmark Lakes Ltd., Southern Cross Realty Corporation, Touchstone Enterprises, Inc., Winterstone Management, Inc., Syspower Corporation, and Custer Company, Inc.; Cause No. 05-12164-F; Pending in the 116th Judicial District Court, Dallas County, Texas.

On December 5, 2005 the Company sued D. Ronald Allen and several entities affiliated with Allen. The Company asserts claims against Allen for, among other things, fraud, breach of contract arising out of the agreement for the Merger. The Company also seeks indemnity for liquidated and other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company's Common Stock held by those entities as of the date of the closing of the Merger Agreement. The case has been abated pending resolution of the Gehan Properties lawsuit described above.

Maryland MPC, LLC and Modular Components National, Inc. v. Best Circuit Boards, Inc. d/b/a Global Innovation Corp. and Robert P. Noland; Cause No. 12-C-07-447; Pending in the Circuit Court for Hartford County, Maryland.

On February 22, 2007 the plaintiffs sued the Company and its employee, Robert Noland, seeking damages in the amount of $2,500,000.00. The plaintiffs allege that Noland's employment with the Company violates the non-competition terms of his prior employment agreement with plaintiffs and assert claims for tortious interference with contractual relations, tortious interference with actual and prospective business relations, violation of the Maryland Uniform Trade Secrets Act, and injunctive relief. At the time that the Company hired Noland, the Company had no knowledge of any employment agreement between Noland and plaintiffs and, in any event, the Company denies that it is liable to plaintiffs regarding its hiring of Noland. In August 2007 the Company terminated Noland's employment. No trial date has been set.

The parties have agreed to settle this case via payment by the Company to plaintiffs in the amount of $65,000.00. The parties are in the process of drafting and finalizing the settlement documents.

Anna Stock, Permanent Dependent Administrator for the Estate of Dennis R. Ranzou, Deceased v. Integrated Performance Systems, Inc, Sundial Development Corp., and Global Innovation Corp.; Cause No. 340,914; Pending in the Probate Court No. 1 of Harris County, Texas

On May 23, 2007 the plaintiff sued the Company and another entity asserting claims for breach of contract for failure to pay a promissory note dated April 2, 2002 in the principal amount of $210,000.00 plus interest. The current principals of the Company had no knowledge of any such note and the same was not disclosed prior to completing the Merger. This case is in the very early stages and discovery is ongoing. No trial date has been set.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our Common Stock is traded over-the-counter on the OTC Bulletin Board (OTCBB) under the symbol "GINV.OB". For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock as reported by the OTCBB. These over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Quarter Ending Date	High Bid	Low Bid

Fiscal 2007
July 31, 2007	$0.75	$0.30
April 30, 2007	$1.06	$0.28
January 31, 2007	$1.50	$0.04
October 31, 2006	$0.09	$0.03

Fiscal 2006
July 31, 2006	$0.10	$0.05
April 30, 2006	$0.12	$0.05
January 31, 2006	$0.08	$0.05
October 31, 2005	$0.05	$0.05

Holders

As of July 31, 2007 we had approximately 838 holders of our Common Stock. The number of record holders was determined from the records of our transfer agent; however, since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

Dividends

The Company has never paid cash dividends on the Company's Common Stock and does not anticipate doing so in the foreseeable future. The Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. Future dividend policy will depend upon the Company's results of operations, capital requirements, financial condition and other factors the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding all equity compensation plans as of July 31, 2007 that provide for the award of securities or grant of options.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders (1)	0	N/A	0

Recent Sales of Unregistered Securities

None

ITEM 6.     SELECTED FINANCIAL DATA

The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included elsewhere in this report.
	Year Ended July 31, (in thousands, except per share data)

Consolidated Statement of Operations Data	2003	2004 (Proforma)	2005	2006	2007

Net Sales	$19,794	$28,320	$31,143	$34,604	$32,942
Cost of Sales	18,494	24,855	25,517	28,219	26,745

Gross Profit	1,300	3,465	5,626	6,385	6,197
Selling, general and administrative expense	2,736	8,516	12,444	5,539	5,205

Income (loss) from Operations	(1,435)	(5,051)	(6,819)	846	992
Other Expense (Income)	40	412	4,654	358	739

Income (loss) before income taxes	(1,475)	(4,639)	(11,473)	489	253
Provision (benefit) for income taxes	(436)	(125)	123	173	73

Net income (loss)	$(1,039)	$(4,764)	$(11,596)	$315	$180
Other Comprehensive Income (loss), net of taxes of $31,321					(53)

Comprehensive income	$(1,039)	$(4,764)	$(11,596)	$315	$127

Net income per common share:
Basic	(0.10)	(7.34)	(6.05)	0.13	0.02

Diluted	(0.10)	(7.34)	(6.05)	0.06	0.02

Weighted average common shares
Basic	10,000	648,948	1,915,154	2,446,088	7,948,950

Diluted	10,000	648,948	1,915,154	11,319,248	10,179,337

			As of July 31,

Consolidated Balance Sheet Data:	2003	2004	2005	2006	2007

Total Assets	$7,010	$6,989	$21,766	$22,816	$28,572
Total Liabilities	3,404	3,283	11,436	12,201	18,543
Stockholders' Equity	3,306	3,705	10,330	10,615	10,029

ITEM 7.     MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by us in the accompanying financial statements relate to reserves for accounts receivable collectibility, inventory valuations, deferred tax asset valuations, impairment of long-lived assets and legal contingencies. A detailed description of these estimates and our policies to account for them is included in the notes to the consolidated financial statements found in Item 8 of this Annual Report.

Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations and require management's subjective or complex judgment. Below is a discussion of what we believe are our critical accounting policies.

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

The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. All orders are manufactured to specific industry standard and are electrically tested to insure compliance with such standards prior to shipment.

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

Goodwill. Goodwill is reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The goodwill on the Company's balance sheet at July 31, 2007 was recorded in November 2004 in connection with the Merger. If forecasts and assumptions used to support our estimate of enterprise value change in the future, impairment charges could result that would adversely affect our results of operations and financial condition.

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

Overview

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the years ended July 31, 2007, 2006, and 2005. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-K for the year ended July 31, 2007.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended July 31,
	2005	2006	2007

Net Sales	100%	100%	100%

Cost of goods sold	81.9	81.5	81.2

Gross Profit	18.1	18.5	18.8
SG&A	40.0	16.0	15.8

Income from Operations	(21.9)	2.4	3.0
Other Income (expense)	(14.9)	(1.0)	(2.2)

Income before Income Tax	(36.8)	1.4	0.8

Income Tax Provision (benefit)	0.4	0.5	0.2

Net Income (Loss)	(37.2%)	0.9%	0.6%

Comprehensive Income	(37.2%)	0.9%	0.4%

Revenues. Net sales for the year ended July 31, 2007 decreased to $32,942,415 from $34,604,267 for the year ended July 31, 2006, a net decrease of $1,661,852 or 4.8%. This decrease is due primarily to the transfer of product to our Chinese manufacturing partners. As parts are transitioned from our Wylie facility to these off-shore manufacturers our revenue decreases. The sale price to our customers is lower due to the lower costs to produce the products. Net sales for the year ended July 31, 2006 increased $3,461,099 or 11% from sales of $31,143,168 for the year ended July 31, 2005, primarily as a result of a 21% increase in net sales to ten of our major customers partially offset by the loss of other customers.

Gross profit. Gross profit for the year ended July 31, 2007 was $6,197,030 compared to $6,385,146 for the year ended July 31, 2006, a decrease of $188,116 or 2.9%. Our gross margin increased to 18.8% for fiscal 2007 from 18.5% for fiscal 2006. The decrease in gross profit is a result of increasing price pressure on our domestic product partially offset by increased margins on the China business. Gross profit for the year ended July 31, 2006 increased $759,427 or 13.5% from a gross profit of $5,625,719 for the year ended July 31, 2005 as a result of improved operational efficiencies and reduced pricing pressure from our core customers partially offset by higher material prices.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expenses for the year ended July 31, 2007 decreased to $4,662,826 from $4,996,974 in fiscal 2006. The reduction is primarily attributable to a reduction of approximately $350,000 in legal, professional and accounting fees. SG&A expense, excluding stock-based employee compensation of $7,600,000 in 2005, increased to $4,996,974 for the year ended July 31, 2006 from $4,483,000 for the year ended July 31, 2005, an increase of $513,974 or 11%. The increase is due primarily to (i) increased selling and travel expenses related to new business opportunities in China, and (ii) an increased number of support personnel to enable us to staff for specific revenue generating activities, offset by a reduction in professional fees as the Merger related items have been completed.

Amortization of customer base. The customer base was recorded as a result of the Merger on November 24, 2004. Amortization expense $542,049 for the years ended July 31, 2007 and 2006 and $361,366 for the year ended July 31, 2005. The 2005 amortization is a pro-rata eight months after the Merger.

Interest expense. Interest expense increased to $540,724 for the year ended July 31, 2007 from $135,846 for the prior year. This increase is attributable to new mortgage on our Wylie facility and an increased LOC balance. Interest expense for the year ended July 31, 2005 was $186,492. The decrease for the year ended July 31, 2006 compared to the prior year is due to a reduction of notes payable and the settlement of interest bearing notes during fiscal 2006.

Interest expense - related party. The notes payable to a related party were issued to Jacoby, our CEO, in connection with the Merger. Interest expense to related party for the year ended July 31, 2007 was $340,667 which remained the same as the prior year. Interest expense to related party for the year ended July 31, 2006 decreased to $340,667 from $4,426,800 for the same period ended July 31, 2005. During fiscal 2005, the Company recorded interest expense as follows: (1) $4,200,000 in non-cash expense related to the beneficial conversion feature of the notes issued to Jacoby; and (2) $226,800 in periodic interest expense. Excluding the one time charge of $4,200,000 during 2005, interest expense to related party in 2006 increased to $340,667 from $226,800 in 2005 as a result of 12 months of interest in 2006 compared to 8 months in 2005.

Loss on extinguishment of debt. During fiscal 2007 the Company did not incur any expense related to the extinguishment of debt. During fiscal 2005 the Company extinguished certain debt assumed in the Merger. The loss on extinguishment of debt of $67,400 represents the excess of the value of the consideration given over the carrying amount of the debt. During fiscal 2006 the Company recorded a gain on the extinguishment of debt of $2,510.

Other income. Other income is generally comprised of income from reclaiming scrap material and interest income. Other income increased in 2007 to $110,397 from $98,548 in the prior year. Other income increased in 2006 by $71,492 to $98,548 compared to $27,056 in 2005 as a result of renegotiations with scrap vendors as well as higher scrap prices. Interest income increased $13,624 in 2007 to $31,597 from $17,973 in 2006. Interest income increased in 2006 $17,370 to $17,973 from $603 in 2005.

Income tax provision. The income tax provision decreased to $72,297 for the year ended July 31, 2007 from $173,366 for the prior year. For the year ended July 31, 2006, the income tax provision increased $50,208 from $123,158 from the year ended July 31, 2005. The changes are primarily related to the income earned in the respective periods.

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

We have current assets substantially in excess of current liabilities. Based on our current level of operations, we believe that cash provided by operations along with funds available under our financing agreements (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity, keep up with technological advances and replace equipment that may have reached the end of its useful life. We have historically been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $523,450 provided by operations for the year ended July 31, 2007 consisted of $1,529,680 provided by net income as adjusted for non-cash items offset by $1,006,230 used by working capital. This compares to net cash of $2,338,749 and $1,177,638 provided by operations for the prior two years ended July 31, 2006 and 2005, respectively, which consisted of $1,421,225 and $1,581,980 provided by net income as adjusted for non-cash items, and $917,524 provided by working capital in 2006 and partially offset by $404,342 used by working capital in 2005. Uses of cash during fiscal 2005 included a one-time payment of $500,000 to settle a lease modification lawsuit that arose prior to and in connection with the Merger.

Cash used for investing activities. Net cash of $7,764,345 used for investing during 2007. Net cash of $7,943,683 was used for the acquisition of the Wylie building and equipment, partially offset by a gain of $179,338 on proceeds from the sale of property. Net cash of $760,688 used for investing during 2006 was used for the acquisition of property and equipment. Net cash of $378,395 used for investing during 2005 consisted of cash acquired in the Merger of $78,763, offset by Merger-related costs of $209,805 and investments in property and equipment of $247,353.

Cash flows from financing activities. Net cash of $6,601,486 received from financing activities during the year ending July 31, 2007 consisted of (1) new borrowing in the amount of $7,703,998, (2) $2,582,512 payments on notes payable and (3) new borrowing under a line of credit. Net cash of $522 used for financing activities during the year ended July 31, 2006 consisted of (1) repurchase of $30,000 of common stock of the Company, (2) $652,030 payments on notes payable, (3) interest payments to related party of $112,932, (4) payments on our line of credit in the amount of $1,455,560 offset by $2,250,000 in new borrowings under a new term note. Net cash used for financing activities during the year ended July 31, 2005 was $744,377 and consisted of (1) net proceeds of $545,560 from our line of credit, which was used to pay off a high-interest factoring arrangement totaling $739,343 acquired through the Merger, and $37,972 in advances from related parties, and (2) payments of $1,327,909 on notes payable, including $739,343 to pay off a factoring arrangement assumed in the Merger.

As of July 31, 2007 there was an outstanding balance of $1,480,000 under our existing $3 million line of credit. Borrowings on this line of credit during fiscal 2007 included amounts used to purchase new equipment that will be converted to a term note. The LOC has been used to fund the down payments on the new equipment which was scheduled for delivery starting in March 2007 through September 2007. When these deliveries are completed, the balance of the LOC will be moved to a term loan that is in place with our senior credit facility.

Indebtedness and guarantees. At July 31, 2007 we have long-term indebtedness in the amount of $6,209,166. Current maturities of $2,319,929 exist as of July 31, 2007. We issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2005, and now bear 8% interest payable semiannually, with the principal due September 30, 2008.

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

Recent Accounting Pronouncements

In June 2006 FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, "Accounting for Income Taxes", and is effective for fiscal years beginning after December 31, 2006. FIN 48 requires disclosures of additional quantitative and qualitative information regarding uncertain tax positions taken for tax-return purposes that have not been recognized for financial reporting, along with analysis of significant changes during each period. The Interpretation is effective for the Company in fiscal 2008. The Company is currently evaluating the provisions of FIN 48, but it is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 157, but it is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006 the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the Company for fiscal year 2007. Adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement permits entities to choose to measure certain financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159, but it is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk as it relates to our senior credit facility. We have a LOC that bears interest at LIBOR + an applicable margin. A fluctuation of 1% on that term note would result in an additional interest expense of approximately $15,000 per year. As of July 31, 2007 the outstanding balance on that revolving line was $1,480,000.

We have entered into an interest rate swap on the term note collateralized by our manufacturing facility, to effectively fix the rate. This swap has been accounted for according to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". As a result, the swap has been designated a cash flow hedge and it carries the same notational amount as the instrument it is hedging.

iTEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the report theron, the notes thereto, and the supplementary data commencing at page F-1 of this report, which financial statements, report, notes and data are included herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

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

Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the SEC, our first annual report on internal control over financial reporting is due for inclusion in our Annual Report on Form 10-K for the twelve month period ending July 31, 2008. In the future, we expect to begin the process of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as required by Rule 13a-15(c) under the Exchange Act.

Changes in internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in internal controls that have occurred during the last fiscal quarter that would materially affect our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth, with respect to each director, officer and significant employee as of July 31, 2007, his name, age, period of service, present position, if any, with the Company and other business experience. The Company's sole director serves a one-year term between annual meetings of shareholders. The director named below will serve until the next annual meeting of our shareholders or until his successor is duly elected and has qualified. Executive officers and significant employees serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer, except as indicated below.

Brad Jacoby, age 50, is CEO, Chairman and sole Director of the Company. Mr. Jacoby founded LSC in 1985 in Wylie, Texas and has served as its CEO since its inception. Prior to founding LSC, Mr. Jacoby held various positions at Cuplex, Inc., a printed circuit board manufacturer.

Brent Nolan, age 41, is President and Chief Operating Officer ("COO") of the Company. Mr. Nolan joined the Company in 1993, was promoted to Vice President in 1996, and was named Chief Operating Officer of the Company in November 2004. Prior to joining the Company, he served as part of the management team at Cuplex, Inc.

Brad J. Peters, age 40, is Vice President and Chief Financial Officer ("CFO") of the Company. Mr. Peters joined the Company in 2000 and served as Sales and Customer Service Manager. He was promoted to Finance and Accounting Manager in 2004. In November 2004 he became the Company's Chief Financial Officer. Mr. Peters holds a Bachelor of Business Administration degree in Finance from Texas A&M University-Commerce and is a Certified Public Accountant. Prior to joining the Company, he held various positions at Asia Circuits, DDi Corp. and HR Industries.

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

Based solely upon a review of the copies of the Section 16 reports furnished to us, or written representations that no other reports were required during the fiscal year ended July 31, 2007, we believe that all Section 16(a) filing requirements applicable to our directors, officers and 10% Owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and other senior management. A copy of our code of ethics is posted on our website at www.globalinnovationcorp.com.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid by the Company over the last three completed fiscal years to our Chief Executive Officer and each other executive officer who received compensation exceeding $100,000 during the fiscal year ended July 31, 2007 (each a "Named Executive Officer").

							(h)
							Change in
							Pension
	(b)					(g)	Value and
(a)	Year			(e)	(f)	Non-Equity	Nonqualified
Name and	Ended	(c)	(d)	Stock	Option	Incentive	Deferred	(i)	(j)
Principal Position	July 31,	Salary	Bonus	Awards	Awards	Plan	Compensation	All Other	Total

Brad Jacoby, CEO	2007	536,559	-	-	-	-	-	3,864 (4)	540,423
	2006	531,411	-	-	-	-	-	-	531,411
	2005	333,328	-	-	-	-	-	360,000 (1)	693,328
Brent Nolan, COO	2007	200,000	22,154 (3)	-	-	-	-	177 (4)	222,331
	2006	213,487	23,481 (2)	-	-	-	-	1,792 (4)	238,760
	2005	192,500	-	-	-	-	-	423 (4)	192,923
Brad J. Peters, CFO	2007	120,000	22,154 (3)	-	-	-	-	343 (4)	142,497
	2006	121,865	23,481 (2)	-	-	-	-	28 (4)	145,374
	2005	78,333	-	-	-	-	-	-	78,333

(1) Represents consulting fees paid by the Company to JACCO Investments prior to the Merger in November 2004. Mr. Jacoby is the general partner of the entity that owns JACCO Investments.

(2) Represents bonuses earned in fiscal 2006, based on 2006 performance, that will be paid in fiscal 2007.

(3) Represents bonuses earned in fiscal 2007, based on 2007 performance, that will be paid in fiscal 2008.

(4) Represents matching contributions by the Company under its 401(k) plan.

Option/SAR Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted during the fiscal year ended July 31, 2007.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information about the number and value of unexercised options for the Named Executive Officers as of July 31, 2007. No stock options were exercised during the fiscal year ended July 31, 2007 and no stock appreciation rights have been granted.

Name	Number of Securities Underlying Unexercised Options/SARs as of July 31, 2007 (#) Exercisable/ Unexercisable	Value of Unexercised In-the- Money Options/SARS as of July 31, 2007 ($) Exercisable/ Unexercisable

None	0 / 0	0 / 0

Long-Term Incentive Plan ("LTIP") Awards

No awards under LTIP awards were made to any of the Named Executive Officers during the most recent fiscal year.

Compensation of Directors

Directors are not paid compensation as such, except for services performed in another capacity such as an executive officer.

Employment Contracts and Termination and Change-in-Control Arrangements

As of July 31, 2007 the Company had employment agreements with the following Named Executive Officers:

Brad Jacoby

Effective November 30, 2004 the Company entered into a three year employment agreement with its CEO, Mr. Jacoby. This agreement provides, among other things, for annual base compensation of $500,000, which may be increased from time to time at the discretion of the Board of Directors, and a bonus pursuant to objectives to be established by the Board of Directors from time to time. Payouts under such bonus plans shall range from 0% to 90% of base salary depending on actual performance. As of July 31, 2007, no such bonus objectives had been established.

The employment agreement stipulates that, at the end of its original three year term, the agreement shall automatically renew for successive two year terms unless notice is given by either party at least 90 days prior to the automatic renewal date.

Upon termination of Mr. Jacoby's employment by the Company without cause or by Mr. Jacoby with good reason within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Jacoby regular pay through the date of termination, including pro-rated bonus for any partial years, (ii) pay Mr. Jacoby a lump sum payment equal to (A) 36 months of his then-current annualized salary, plus (B) the aggregate annual bonus compensation paid for the preceding three full years or three times the target bonus for the year of termination, whichever is greater, (iii) vest all outstanding stock options, and (iv) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for two years.

Brent Nolan

Effective November 30, 2004 the Company entered into a two year employment agreement with its COO, Mr. Nolan. This agreement provides, among other things, for annual base compensation of $200,000, which may be increased from time to time at the discretion of the Board of Directors, and a bonus pursuant to a formula. The formula calls for a bonus percentage of a base amount. The amount on which bonuses are to be calculated is the annual revenue of the Company for the previous fiscal year, less expenses associated with tooling and testing. The bonus percentages are as follows: for base amounts of $0 to $20 million, the bonus percentage is 0%; for base amounts of $20 million to $30 million, the bonus percentage is 0.2% of the bonus base; for base amounts of $30 million to $40 million, the bonus percentage is 0.1% of the bonus base; and for base amounts over $40 million, the bonus percentage is 0.05% of the bonus base.

The employment agreement stipulates that, at the end of its original two year term, the agreement shall automatically renew for successive one year terms unless notice is given by either party at least 90 days prior to the automatic renewal date.

Upon termination of Mr. Nolan's employment by the Company without cause or by Mr. Nolan with good reason within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Nolan regular pay through the date of termination, including pro-rated bonus for partial year, (ii) pay Mr. Nolan a lump sum payment equal to (A) 24 months of his then-current annualized salary, plus (B) the aggregate annual bonus compensation paid for the preceding two full years or two times the target bonus for the year of termination, whichever is greater, (iii) vest all the outstanding stock options, and (iv) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for two years.

Brad J. Peters

Effective November 30, 2004 the Company entered into a two year employment agreement with its CFO, Mr. Peters. This agreement provides, among other things, for annual base compensation of $85,000, which amount was increased to $120,000 in an amendment to the agreement effective September 1, 2005. The amount may be further increased from time to time at the discretion of the Board of Directors. The agreement, as amended, also calls for a bonus pursuant to a formula. The formula calls for a bonus percentage of a base amount. The amount on which bonuses are to be calculated is the annual revenue of the Company for the previous fiscal year, less expenses associated with tooling and testing. The bonus percentages are as follows: for base amounts of $0 to $20 million, the bonus percentage is 0%; for base amounts of $20 million to $30 million, the bonus percentage is 0.2% of the bonus base; for base amounts of $30 million to $40 million, the bonus percentage is 0.1% of the bonus base; and for base amounts over $40 million, the bonus percentage is 0.05% of the bonus base.

The employment agreement stipulates that, at the end of its original two year term, the agreement shall automatically renew for successive one year terms unless notice is given by either party at least 60 days prior to the automatic renewal date.

Upon termination of Mr. Peters' employment by the Company without cause or by Mr. Peters with good reason within two years after a change in control as defined in the agreement, the Company shall (i) pay Mr. Peters regular pay through the date of termination, including pro-rated bonus for partial year, (ii) pay Mr. Peters a lump sum payment equal to (A) 35 months of his then-current annualized salary, plus (B) the aggregate annual bonus compensation paid for the preceding 2.9 years or 2.9 times the target bonus for the year of termination, whichever is greater, (iii) vest all outstanding stock options, and (iv) provide continued participation in medical, dental, life and disability insurance benefits at the same premium cost in effect for active employees for 2.9 years.

Under the terms of their employment agreements, Mr. Jacoby, Mr. Nolan and Mr. Peters are also eligible for stock option grants. Mr. Nolan and Mr. Peters are eligible for grants of up to 215,384 and 4,000 options, respectively. Mr. Jacoby is eligible to participate in the annual grant of the Company's Stock Option Plan. As of July 31, 2007, no such plan had been approved by the Board of Directors and no options had been granted pursuant to any of the employment agreements.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of October 6, 2007 the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company to be the holder of more than five percent (5%) of our Common Stock, (ii) each director or nominee for election as a director, (iii) each Named Executive Officer, and (iv) all of the Company's directors and Executive Officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder. Our voting securities consist of our Common Stock. Except as otherwise noted, each person's address is c/o Global Innovation Corp., 901 Hensley Lane, Wylie, Texas 75098.
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

D. Ronald Allen 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	950,980 shares (1)	9.3%

Brad Jacoby	Common	5,234,182 shares	51.4%

Brent Nolan	Common	1,355,640 shares	13.3%

All Directors and Named Executive Officers as a group (2 persons)	Common	6,589,822 shares	68.5%

(1) Includes shares owned of record by the following entities: 169,030 by Associates Funding Group, 33,980 by BC&Q Corp., 67,580 by CMLP Group Ltd., and 163,490 by Winterstone Management Inc. Also includes shares owned of record by the following entities over which Mr. Allen exercises voting control but disclaims beneficial ownership: 5,200 by Associates Funding Group, trustee, 2,000 by Custer Company Inc., 48,600 by Landmark Lakes Ltd, 27,120 by Integrated Performance Business Services Corp., 20,000 by Southern Cross Realty Corp., 18,061 by Syspower Corp. and 167,919 by Touchstone Enterprises Inc. Also includes 228,000 shares owned of record by China Voice Holding Corp., of which corporation Mr. Allen is beneficial owner of approximately 66% of the issued and outstanding shares of common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Brad Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into Common Stock at any time at a conversion price of $3.75 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly and the principal was originally due February 28, 2005 and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Common Stock owned by D. Ronald Allen. On October 28, 2005 both of the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes adjusted for the reverse stock split. Interest expense and accrued interest related to the Notes totaled $340,667 for the fiscal year ended July 31, 2007.

During the years ended July 31, 2007, 2006 and 2005 the Company leased three facilities from JACCO Investments. The first facility is located in Rowlett, Texas and is used for the Company's assembly operation and the second is a storage facility located in Commerce, Texas. For the years ended July 31, 2007, 2006 and 2005, the Company incurred lease expense totaling $161,935, $906,000 and $900,000, respectively, and property tax expense totaling $290,856, $295,878, and $430,958, respectively, related to these operating leases (see Note 12 - Commitments and Contingencies).

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

Chogie Manufacturing (Chogie) is a machine shop that is owned by the spouses of the Company's CEO and COO. Both spouses are also employees of the Company. Chogie is a vendor to the Company and provides machining services to the Company for metal backed products sold to our military customers. The Company contracts 1 employee to Chogie to work specifically on the Company's products. The actual cost of this employee is invoiced monthly to Chogie. During the year ended July 31, 2007, 2006 and 2005, the Company has been invoiced $761,016, $6,095 and $0 for these services.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

KBA Group LLP ("KBA") served as the Company's principal accountants for the years ended July 31, 2005, 2006 and 2007, and the Board of Directors has selected them to be the principal accountants for the 2008 fiscal year.

Fees billed to the Company by KBA for the fiscal years ending July 31, 2007, 2006 and 2005 were as follows:

	Fees
Services Rendered	FY 2007	FY 2006	FY 2005

Audit Fees	$103,720	$96,800	$189,443
Audit-Related Fees	-	-	8,690
Tax Fees	-	-	-
All Other Fees	-	-	7,700

Total	$103,720	$96,800	$205,833

Audit Fees for fiscal year 2007 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-Q. Audit fees for fiscal year 2006 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB.

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

PART IV

ITEM 15.     EXHIBITS
Exhibit Number	Description of Exhibit
2.1*

Agreement and Plan of Merger by and among Integrated Performance Systems, Inc. & Best Circuit Boards, Inc. (d/b/a Lone Star Circuits) dated October 22, 2004 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 28, 2004).

2.2*

First Addendum to the Agreement and Plan of Merger between Integrated Performance Systems, Inc. and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed December 1, 2004).

2.3*	Closing Document between the Company and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

3.1*	Articles of Incorporation and Company Bylaws of Global Innovation Corp. dated November 9, 2006 (filed as Exhibit 3 to the Company's report on Form 8-K filed November 14, 2006).

10.1*

Amended and Restated Secured Promissory Note in the principal amount of $4,200,000 dated October 28, 2005 between the Company and Best Circuit Boards, Inc. and Brad Jacoby and payable to Brad Jacoby (filed as Exhibit 10.3 to the Company's report on Form 8-K filed November 18, 2005)

10.2*

Stock Escrow and Security Agreement between Ron Allen, the Company, Brad Jacoby and Best Circuit Boards, Inc. dated September 16, 2004 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed October 20, 2004).

10.3*

Addendum to Stock Escrow and Security Agreement between Ron Allen, the Company, Brad Jacoby and Best Circuit Boards, Inc. dated November 24, 2004 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

10.4*	Employment Agreement dated November 30, 2004 by and between the Company and Brad Jacoby (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

10.5*	Employment Agreement dated November 30, 2004 by and between the Company and Brad Peters (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

10.6*	Employment Agreement dated November 30, 2004 by and between the Company and Brent Nolan (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

10.7*	Employment Agreement dated November 30, 2004 by and between the Company and James B. Nolan (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed April 27, 2005).

10.8*

Lease of Personal Property dated March 21, 2005 by and between Best Circuit Boards, Inc. dba Lone Star Circuits and M&I First National Leasing Corp. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed June 13, 2005).

10.9*	Amended and Restated Jacoby Loan Agreement (filed as Exhibit 10.1 to the Company's Form 8-K, filed November 17, 2006).

10.10*	Amended and Restated Jacoby Promissory Note (filed as Exhibit 10.2 to the Company's Form 8-K, filed November 17, 2006).

10.11*	Amended and Restated Jacoby Security Agreement - Best Circuit Boards, Inc (filed as Exhibit 10.3 to the Company's Form 8-K, filed November 17, 2006).

10.12*	Amended and Restated Jacoby Security Agreement - Global Innovation Corp. (filed as Exhibit 10.4 to the Company's Form 8-K, filed November 17, 2006).

10.13*	Interest rate swap agreement by and between Best Circuit Boards, Inc. and Amegy Bank (filed as Exhibit 10.7 to the Company's Form 8-K, filed August 24, 2006).

10.14*

Real Estate Promissory Note in the principal amount of $5,500,000 by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. dated August 18, 2006 (filed as Exhibit 10.6 to the Company's Form 8-K filed August 24, 2006)

10.15

Equipment Promissory Note in the principal amount of $2,000,000 by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. dated August 18, 2006 (filed as Exhibit 10.4 to the Company's Form 8-K filed August 24, 2006).

10.16*	Third Amendment to Loan Agreement by and among Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. dated May 31, 2007.

10.17*	Additional Equipment Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. in the amount of $2,650,000, dated May 31, 2007.

10.18*	Amended and Restated Subordination Agreement by and between Best Circuit Boards, Inc., Global Innovation Corp, Brad Jacoby and Amegy Bank N.A. dated May 31, 2007.

10.19**	Revolving Credit Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. in the amount of $3,000,000 dated August 14, 2007.

21*	Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-KSB as filed January 5, 2006).

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Incorporated herein by reference to the respective filings identified above.

**      Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL INNOVATON CORP.

Date: October 29, 2007	By: /s/ BRAD JACOBY
Brad Jacoby
Chief Executive Officer, Chairman and sole Director

Date: October 29, 2007	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GLOBAL INNOVATION CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sole Director and Stockholders
Global Innovation Corp.

We have audited the accompanying consolidated balance sheet of Global Innovation Corp. and Subsidiaries (the "Company") as of July 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Innovation Corp. and Subsidiaries as of July 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended July 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

KBA GROUP LLP
Dallas, Texas
October 26, 2007

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2006 and 2007

ASSETS
	2007	2006

Current assets:
Cash	$ 1,210,996	$ 1,850,405
Trade accounts receivable, net of allowance for doubtful accounts
and return allowance of $89,697 and $7,339, respectively	4,182,374	4,270,418
Inventory	3,213,104	2,382,416
Deferred income tax asset	290,903	217,719
Other current assets	616,310	376,273

Total current assets	9,513,687	9,097,231

Property and equipment, net	8,015,744	2,010,780

Other assets:
Goodwill	8,151,712	8,275,034
Customer base, net	2,890,927	3,432,976

	11,042,639	11,708,010

Total assets	$ 28,572,070	$ 22,816,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$ 1,480,000	$ -
Accounts payable	3,367,423	3,189,681
Accrued expenses (including $113,867 interest to related party at July 31, 2007 and 2006)	1,345,910	1,206,672
Income tax payable	126,624	111,420
Interest rate swap liability	84,720	-
Notes payable, current portion	839,929	457,881

Total current liabilities	7,244,606	4,965,654

Long-term liabilities:
Notes payable, net of current maturities	6,209,166	1,469,727
Note payable to related party	4,200,000	4,200,000
Deferred income tax liability	889,258	1,565,445

Total long-term liabilities	11,298,424	7,235,172

Commitments and contingencies (see Note 12)

Stockholders' equity:
Preferred stock; par value $0.01; 5,000,000 shares authorized, Series F convertible,
300,000 shares authorized, 0 and193,829 shares issued and outstanding, respectively	-	1,938
Common stock: par value $0.01; 25,000,000 shares authorized,
10,179,337 and 2,426,088 shares issued and outstanding, respectively	101,792	24,260
Additional paid-in capital	18,321,284	18,396,878
Retained deficit	(8,340,637)	(7,807,882)
Accumulated other comprehensive income	(53,399)	-

Total Stockholders' Equity	10,029,040	10,615,194

Total liabilities and stockholders' equity	$ 28,572,070	$ 22,816,021

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
Years Ended July 31, 2007, 2006 and 2005

	Years Ended July 31,
	2007	2006	2005

Net sales	$ 32,942,415	$ 34,604,267	$ 31,143,168
Cost of sales (including $960,418, $1,155,433, and
$1,249,958, respectively, to related party)	26,745,385	28,219,121	25,517,449

Gross profit	6,197,030	6,385,146	5,625,719
Selling, general and administrative expenses (including $14,574, $81,540 and $441,000,
Respectively, to related party)	4,662,826	4,996,974	12,083,000
Amortization of customer base	542,049	542,049	361,366

	5,204,875	5,539,023	12,444,366

Income (loss) from operations	992,155	846,123	(6,818,647)

Other (income) expense:
Interest expense	540,724	135,846	186,492
Interest expense - related party	340,667	340,667	4,426,800
Interest income	(31,597)	(17,973)	603
(Gain) loss on extinguishment of debt	-	(2,510)	67,400
Other income	(110,397)	(98,548)	(27,056)

	739,397	357,482	4,654,239

Income (loss) before provision for income taxes	252,758	488,641	(11,472,886)

Provision for income taxes	72,297	173,366	123,158

Net income (loss)	180,461	315,275	(11,596,044)

Other comprehensive income, net of taxes of $32,321	(53,399)	-	-

Comprehensive income	$ 127,062	$ 315,275	$ (11,596,044)

Net income (loss) per share, basic	$ 0.02	$ 0.13	$ (6.05)

Net income (loss) per share, diluted	$ 0.02	$ 0.06	$ (6.05)

Weighted average common shares outstanding, basic	7,948,950	2,446,088	1,915,154

Weighted average common shares outstanding, diluted	10,179,311	11,319,248	1,915,154

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock			Common Stock		Treasury	Additional Paid-In	Other Comprehensive	Retained
	Shares	Amount		Shares	Amount	Stock	Amount	Income	Deficit	Total

Balance at July 31, 2004	193,829	$ 1,938		-	-	$ -	$ 230,546	-	$ 3,472,887	$ 3,705,371
Shares held by legal IPS shareholders at Merger	-	-		2,661,489	26,613	-	10,251,573	-	-	10,278,186
Distribution to shareholder through issuance of
convertible promissory note pursuant to Merger	-	-		-	-	-	(4,200,000)	-	-	(4,200,000)
Deemed beneficial conversion feature related to
promissory note	-	-		-	-	-	4,200,000	-	-	4,200,000
Common Stock received in connection with the
Merger	-	-		-	-	(949,740)	949,740	-	-	-
Cancellation of treasury stock	-	-		(345,360)	(3,453)	949,740	(946,287)	-	-	-
Issuance of shares for professional fees	-	-		28,000	280	-	88,720	-	-	89,000
Issuance of shares for cancellation of debt	-	-		101,959	1,020	-	252,386	-	-	253,406
Deemed contributed equity by major shareholder	-	-		-	-	-	7,600,000	-	-	7,600,000
Net income	-	-		-	-	-	-	-	(11,596,044)	(11,596,044)
Balance at July 31, 2005	193,829	$ 1,938		2,446,088	$ 24,460	$ -	$ 18,426,678	$ -	$(8,123,157)	$10,329,919

Net income	-		-	-	-	-	-	-	315,275	315,275
Repurchase and retirement of common shares	-		-	(20,000)	(200)	-	(29,800)	-	-	(30,000)

Balance at July 31, 2006	193,829	1,938		2,426,088	24,260	-	18,396,878	-	(7,807,882)	10,615,194

Conversion of Series F Preferred to Common	(193,829)	(1,938)		7,753,160	77,532	-	(75,594)	-	-	-
Deemed dividend in connection with
purchase of building from related party	-	-		-	-		-	-	(713,216)	(713,216)
Interest rate swap liability	-	-		-	-	-	-	(53,399)	-	(53,399)
Net income	-	-		-	-	-	-	-	180,461	180,461

Balance at July 31, 2007	-	$ -		10,179,248	$ 101,792	$ -	$ 18,321,284	$ (53,399)	$(8,340,637)	$10,029,040

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended July 31, 2007, 2006 and 2005

	Years Ended July 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$ 180,461	$ 315,275	$ (11,596,044)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,349,219	1,105,950	1,104,543
(Gain) loss on Disposal of property and equipment	(179,338)	108,002	76,064
Stock-based compensation	-	-	7,689,000
Non-cash interest expense from beneficial conversion feature	-	-	4,200,000
Deferred tax expense	(125,836)	(69,524)	41,017
Gain (loss) on extinguishment of debt	-	(2,510)	67,400
Changes in operating assets and liabilities:
Trade accounts receivable	88,044	(146,317)	(353,563)
Inventory	(830,688)	(301,986)	(238,227)
Prepaid expenses and other assets	(240,038)	(279,975)	(3,451)
Income tax payable (receivable)	(35,354)	843,438	(180,928)
Accounts payable	177,742	673,556	244,347
Accrued expenses	139,238	433,507	127,480

Net cash provided by operating activities	523,450	2,679,416	1,177,638

Cash flows from investing activities:
Cash acquired through Merger	-	-	78,763
Merger costs	-	-	(209,805)
Proceeds from sale of property and equipment	179,338	-	-
Acquisition of property and equipment	(7,943,683)	(760,688)	(247,353)

Net cash used in investing activities	(7,764,345)	(760,688)	(378,395)

Cash flows from financing activities:
Interest paid to related parties	-	(453,599)	-
Payments on note payable	(2,582,512)	(652,030)	(1,327,909)
Collections on advances to related parties	-	-	37,972
Repurchase of common stock	-	(30,000)	-
New borrowing	7,703,998	(1,455,560)	-
Line of credit	1,480,000	2,250,000	545,560

Net cash provided by (used in) financing activities	6,601,486	(341,189)	(744,377)

Net increase (decrease) in cash	(639,409)	1,577,539	54,866

Cash, beginning of period	1,850,405	272,866	218,000

Cash, end of period	$ 1,210,996	$ 1,850,405	$ 272,866

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

Years Ended July 31,
	2007	2006	2005

Supplementary disclosure of cash flow information:
Interest paid	$ 801,964	$ 582,169	$ 119,996

Income taxes paid (refunded)	$ 235,621	$ (600,548)	$ (205,978)

Non-cash financing and investing activities
Property and equipment purchased with debt	$ 147,649	$ -	$ 120,399

Issuance of common stock in settlement of debt	$ -	$ -	$ 253,407

Fair value of shares held by legal GIC shareholders
at Merger	$ -	$ -	$ 10,278,188

Conversion of preferred stock to common stock	$ 77,532	$ -	$ -

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements have been prepared by Global Innovation Corp. and its subsidiaries (the "Company" or "GIC") pursuant to the rules and regulations of the Securities and Exchange Commission. GIC comprises one reportable segment engaged in the manufacture and sale of products generally referred to as printed circuit boards, circuit boards, pwbs or pcbs.

Reincorporation and Reverse Stock Split

On October 9, 2006 the Company filed a definitive proxy statement on Schedule 14A. The proxy was filed to provide notice to the shareholders of record as of October 6, 2006 that the Company would be holding a special meeting of shareholders on November 9, 2006, for the following purposes:

    To consider a proposal to change the state of incorporation of the Company from New York to Delaware;

    To consider a proposal to effect a one for twenty-five (1:25) reverse stock split, if proposal #1 was approved;

    To consider a proposal to approve a reduction in authorized shares of the Company, if proposals #1 and #2 were approved.

On November 9, 2006 the shareholders of the Company approved all three proposals and, as a result, Integrated Performance Systems, Inc. ("IPS") was recapitalized and merged into Global Innovation Corp. ("GIC"), a Delaware Corporation. GIC is authorized to issue 25 million common shares and 5 million preferred shares. Under the terms of the merger agreement, the Company's common stockholders exchanged 60,652,194 IPS common shares for 2,426,177 GIC common shares (an exchange ratio of 25 for 1). The Company has accounted for the exchange of shares as an effective reverse stock split of 25 for 1. Common share numbers and amounts for all periods presented have been adjusted to reflect the reverse split.

In connection with the reincorporation to Delaware, the holder of 193,829 IPS Series F preferred shares exchanged all such preferred shares for 7,753,160 GIC common shares. The Company accounted for this exchange as a conversion of the preferred effective November 13, 2006.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Innovation Corp. and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance. The Company also provides for estimated sales returns through a charge to earnings and a credit to a valuation allowance.

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. We have applied Statement of Financial Accounting Standards No. 151 - Inventory Costs (FAS 151) to our value of inventory. Fixed costs related to excess manufacturing capacity, freight, handling costs, scrap and spoilage are expensed when incurred.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Building	30 years
Plant, machinery and equipment	5 - 7 years
Leasehold improvements	15 years
Computer software and equipment	3 - 5 years
Furniture and office equipment	5 - 7 years
Motor vehicles	5 years

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

Goodwill

Goodwill is reviewed for impairment at least annually and more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The goodwill at July 31, 2007 and 2006 was recorded in November 2004 in conjunction with the Merger with LSC and represents the excess of the purchase price over the fair value of assets and liabilities acquired in the Merger (see Note 4). The Company tests its goodwill for impairment using a two-step process. The first step of the test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit's carrying amount exceeds its estimated fair value, the second step of the test is performed to measure the amount of goodwill impairment, if any. This step compares the implied fair value of goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment charge is recognized for the amount of excess.

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

The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. All orders are manufactured to specific industry standards and are electrically tested to insure compliance with such standards prior to shipment.

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

Stock-Based Employee Compensation

As of August 1, 2006 the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all equity awards made to employees and directors, including employee stock options, restricted stock and employee stock purchases related to all stock-based compensation plans based on estimated fair values.

During the year ended July 31, 2007 no grants or stock-based compensation were awarded.

Prior to August 1, 2006, the Company accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25." Under APB 25, the Company recognized no compensation expense related to employee or director stock options when options are granted with exercise prices at, or in excess of, the fair value of the stock on the date of grant.

The following tables illustrate the effect on net income if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation:
	Years Ended July 31,
	2006	2005

Net income (loss), as reported	$315,275	$(11,596,044)
Add stock-based employee compensation expense
included in reported net income (loss)	-	7,600,000
Less stock-based employee compensation expense
determined under the fair value method	-	(9,176,887)

Net income (loss), pro forma	$315,275	$(13,172,931)

Net income (loss) per share as reported, basic	$0.13	$(6.05)

Net income (loss) per share as reported, diluted	$0.06	$(6.05)

Net income (loss) per share pro forma, basic	$0.13	$(6.88)

Net income (loss) per share pro forma, diluted	$0.06	$(6.88)

For pro forma disclosure purposes the estimated fair value is amortized over the vesting term of the option and is determined on the date of grant using the Black-Scholes option-pricing model. The options granted during fiscal 2005 vested immediately upon grant. The following assumptions for stock options granted during fiscal 2005 were used:

Expected dividend yield	0%
Stock price volatility	73%
Risk-free interest rate	4.5%
Expected option term	6 years

The estimated per share fair value of options granted in fiscal 2005 was $5.75.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. As the Company incurred a net loss for the year ended July 31, 2005, all potentially dilutive securities are considered antidilutive. Potentially dilutive securities included 7,753,160 common shares issuable upon conversion of preferred stock, and 1,120,000 common shares issuable upon conversion of the convertible note payable to related parties. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. For the year ended July 31, 2006 diluted weighted average common shares outstanding include 7,753,160 common shares issuable upon conversion of preferred stock but do not include common shares issuable upon conversion of the convertible note payable to related parties as they are antidilutive. Options to purchase 1,600,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options. Also see Note 16. For the year ended July 31, 2007 diluted weighted average common shares outstanding include 2,230,361 common shares issuable upon conversion of preferred stock but do not include common shares issuable upon conversion of the convertible note payable to related parties as they are antidilutive.

The following table sets forth the computation of basic and diluted net income per share:
	For the years ended July 31,
	2007	2006	2005

Numerator
Numerator for basic earnings per share - net income	$180,461	$315,275	$(11,596,044)
Effect of dilutive securities on net income	-	340,667	-

Numerator for diluted earnings per share	$180,461	$655,942	$(11,596,044)

Denominator
Denominator for basic earnings per share	7,948,950	2,446,088	1,915,154
Convertible preferred stock	2,230,361	7,753,160	-
Convertible note	-	1,120,000	-

Denominator for diluted earnings per share	10,179,311	11,319,248	1,915,154

Basic earnings per share	$0.02	$0.13	$(6.05)

Diluted earnings per share	$0.02	$0.06	$(6.05)

Recent Accounting Pronouncements

In June 2006 FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, "Accounting for Income Taxes", and is effective for fiscal years beginning after December 31, 2006. FIN 48 requires disclosures of additional quantitative and qualitative information regarding uncertain tax positions taken for tax-return purposes that have not been recognized for financial reporting, along with analysis of significant changes during each period. The interpretation is effective for the Company on August 1, 2007. The Company is currently evaluating the provisions of FIN 48, but it is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements". The Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for the Company on August 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157, but it is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006 the Securities and Exchange Commission released Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for the Company on January 1, 2007. Adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The Statement permits entities to choose to measure certain financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on August 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159, but it is not expected to have a material impact on the Company's consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

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

At July 31, 2007 two customers accounted for approximately 59% of the Company's total accounts receivable. These same two customers and an additional two represented 63% for the year ended July 31, 2006. The Company grants credit to its customers without collateral. Management has evaluated accounts receivable at July 31, 2007 and has provided an allowance for estimated uncollectible accounts. In the event of complete non-payment of accounts receivable, the maximum exposure to the Company is limited to the accounts receivable amount on the balance sheet.

For the year ended July 31, 2007 the combined revenue from two customers accounted for approximately 45% of the Company's net sales. For the years ended July 31, 2006 and 2005 the combined revenue from those two customers accounted for approximately 46% and 40% of net sales respectively. The loss of one or more of our major customers would negatively impact our business, results of operations and financial condition.

For the year ended July 31, 2007 two vendors accounted for approximately 42% of the purchases of raw materials. For the year ended July 31, 2006 and 2005 two vendors accounted for approximately 37% and 41% of the purchases of raw materials respectively. Management believes there is not a concentration risk in that other suppliers are capable of providing the needed materials if the current vendors could not meet the Company's requirements.

NOTE 4 - MERGER

On November 24, 2004 a wholly owned subsidiary of the Company merged with Best Circuit Boards, Inc., d/b/a Lone Star Circuits ("Lone Star Circuits" or "LSC"), and LSC became a wholly owned subsidiary of the Company. Brad Jacoby ("Jacoby"), the beneficial owner of LSC, acquired a controlling interest in GIC as a result of this transaction and therefore, the transaction was accounted for as a reverse merger (the transaction being referred to as the "Merger"). This means the Merger has been treated as if LSC acquired GIC and, consequently, the historical financial statements of LSC became the historical financial statements of GIC for all periods presented.

The parties entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") to accomplish the Merger. The significant terms of the Merger Agreement and the Merger were as follows:

  The Company issued $4.2 million in convertible promissory notes and 193,829 shares of Series F Convertible Preferred Stock (representing 76.02% of the Company's outstanding common stock assuming conversion) to Jacoby in exchange for 100% of the outstanding common shares of LSC.

  Associates Funding Group and CMLP Group, Ltd., entities controlled by Ron Allen, the previous controlling shareholder of the Company prior to the Merger, agreed to contribute 345,360 shares of common stock to the Company, which shares were subsequently cancelled.

  Allen entered into a stock escrow and security agreement whereby 434,073 shares of common stock beneficially owned by him were placed into escrow as security for (1) advances made by LSC to GIC prior to the closing of the Merger, (2) the Company's and Allen's indemnification obligations under the Merger Agreement, and (3) the convertible promissory notes issued to Jacoby.

  Jacoby became the majority shareholder, Chief Executive Officer ("CEO"), and sole director of the Company.

Contribution of Common Shares

In connection with the Merger, entities controlled by Allen contributed 345,360 shares of common stock into the Company's treasury at fair value in the amount of $949,740. The treasury shares were canceled in February 2005.

Merger Accounting

The measurement date for the transaction was October 22, 2004, the date a substantially revised Merger Agreement was signed and announced. The Merger was accounted for using the purchase method of accounting and LSC was determined to be the accounting acquirer. Accordingly, a new basis was established for GIC's assets and liabilities based upon fair value. The purchase price was determined to be $10,487,993 based upon the fair value of GIC on the transaction measurement date, $10,278,188, plus acquisition costs totaling $209,805. The fair value of GIC was determined based upon the quoted market price per share on and around October 22, 2004, times the number of shares of common stock outstanding on October 22, 2004.

The allocation of the purchase price to the fair value of the GIC assets and liabilities was as follows:

Cash	$ 78,763
Accounts receivable	705,736
Inventory	425,143
Property and equipment	607,173
Goodwill	8,622,794
Customer base	4,336,391
Other assets	32,911
Total assets acquired	14,808,911

Accounts payable and accrued expenses	1,405,155
Deferred income taxes	1,597,618
Notes payable	1,318,145
Total liabilities assumed	4,320,918

$ 10,487,993

Customer base was recorded as a result of the Merger. The fair value was determined using estimated discounted future cash flows. The customer base is being amortized on a straight-line basis over a period of eight years. The carrying amount at July 31, 2007 is shown net of accumulated amortization of $1,445,464. Estimated future amortization expense for the years ended July 31 is as follows:

2008	$ 542,049
2009	542,049
2010	542,049
2011	542,049
2012	542,049
Thereafter	180,682
Total	$ 2,890,927

NOTE 5 - STOCKHOLDERS' EQUITY

The November 24, 2004 Merger of GIC with LSC was accounted for as a reverse merger. The historical financial statements of LSC have become the historical financial statements of the Company for all periods presented. For financial reporting purposes the reverse merger was treated as a recapitalization of LSC into the legal equity structure of GIC. The issuance of the Series F Preferred Stock was treated as a component of the recapitalization. Retained earnings remained the retained earnings of LSC.

In connection with the Merger, Associates Funding Group and CMLP Group, Ltd., entities controlled by the former CEO, agreed to contribute 345,360 shares of common stock to the company, which shares were subsequently cancelled.

Also in connection with the Merger the Company issued convertible notes in the amount of $4,200,000. These notes were treated as a distribution to shareholder. The conversion feature resulted in a deemed beneficial conversion resulting in a charge of $4,200,000 to earnings for the year ended July 31, 2005.

During the year ended July 31, 2005 the Company issued 28,000 shares of common stock having a fair value of $89,000 to parties as compensation for professional fees.

During the year ended July 31, 2005 the Company settled debt acquired through the Merger with the issuance of 101,959 shares of common stock having a fair value of $253,406. The settlement resulted in a loss on the extinguishment of debt of $67,400.

The majority shareholder and sole director awarded certain Company employees 1,600,000 options on shares he held personally resulting in a $7,600,000 compensation expense in the year ended July 31, 2005. This transaction was accounted for as deemed contributed capital by major shareholder.

During the year ended July 31, 2006 the Company repurchased and retired 20,000 common shares for cash in the amount of $30,000.

In November 2006 the CEO and sole director, converted 193,829 shares of Series F preferred stock into 7,753,160 shares of common stock.

On August 18, 2006 the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from Jacoby Family Limited Partnership II ("JFLP"), whose general partner is Jacco Investments, Inc., a related party. The real estate was recorded at the historical basis of JFLP and the excess of the purchase consideration over the historical basis (net of deferred taxes) was recorded as a deemed dividend to the majority stockholder in the amount of $713,216.

NOTE 6 - INVENTORY

Inventory consists of the following at July 31, 2007 and 2006:

	2007	2006
Raw materials	$ 1,224,565	$ 1,076,382
Work in process	646,911	756,904
Finished goods	1,341,628	549,130
	$ 3,213,104	$ 2,382,416

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2007 and 2006:

	2007	2006
Building	$ 5,201,363	$ -
Plant machinery and equipment	7,882,011	6,439,619
Leasehold improvements	430,399	299,871
Computer software and equipment	556,143	720,909
Furniture and office equipment	375,858	197,436
Motor vehicles	251,694	251,694
	14,697,468	7,909,529
Accumulated depreciation	(6,681,724)	(5,898,749)
	$ 8,015,744	$ 2,010,780

Depreciation and amortization expense for property and equipment totaled $807,170, $563,901 and $743,177 for the years ended July 31, 2007, 2006 and 2005, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2007 and 2006:

	2007	2006
Compensation and benefits	$ 924,828	$ 900,342
Interest payable to related party	113,867	113,867
Property, sales and franchise taxes	203,694	168,125
Other accrued expenses	103,521	24,338
	$ 1,345,910	$ 1,206,672

NOTE 9 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with a bank which is due on demand, bears interest at the bank's prime rate plus 1.5% (6.82% at July 31, 2007) and matures August 13, 2008. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory. At July 31, 2007 the outstanding balance under this LOC was $1,480,000 and the Company was in compliance with all its covenants.

NOTE 10 - NOTES PAYABLE

Notes payable consists of the following at July 31, 2007 and 2006:
	2007	2006
Note payable to financial institution payable in monthly installments of $37,500 including interest at LIBOR +2.15% (6.25% at July 31, 2006)	$ -	$ 1,912,500

Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011, collateralized by substantially all of the Company's assets	1,633,333	-

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013, collateralized by substantially all of the Company's assets.	5,247,917	-

Note payable to financing company	156,303	-

Other	11,542	15,108

Total notes payable	$ 7,049,095	$ 1,927,608

Less current maturities of long-term debt	(839,929)	(457,881)

Total notes payable, less current maturities	$ 6,209,166	$ 1,469,727

Future maturities of notes payable are as follows for the years ended July 31:

2008	$ 839,929
2009	677,916
2010	675,000
2011	675,000
2012	308,334
Thereafter	3,872,916
$ 7,049,095

New Credit Facility

On August 18, 2006 the Company entered into a new credit facility with Amegy Bank of Texas that includes a $2 million five-year term loan, a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan was entered into in connection with the Company's purchase of its manufacturing facility and accompanying property from a related party

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate swap liability in the amount of $84,720 at July 31, 2007. This amount, net of a tax benefit in the amount of $31,321, has been recorded as other comprehensive income.

NOTE 11 - NOTES PAYABLE TO RELATED PARTY

On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into common stock at any time at a conversion price of $3.75 per share. Interest on the $1 million note was payable semi-annually and the principal balance was due November 30, 2007. Interest on the $3.2 million note was payable monthly and the principal was originally due February 28, 2005, and later extended to July 31, 2005. The Notes were secured by 1) all assets of the Company and LSC, subordinated to Amegy Bank, 2) the outstanding stock of LSC and 3) the Company common stock owned by Allen. On October 28, 2005 both the Notes were refinanced and combined into a single note (the "New Note") bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes. The issuance of the Notes was accounted for as a distribution of capital in the amount of $4.2 million. The value of the beneficial conversion feature on the date the Notes were originally issued was determined to be $4.2 million (based on the difference between the conversion price and the quoted market price of the common stock on the date of issuance), and charged to interest expense during the year ended July 31, 2005 as the notes were convertible upon issuance.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and warehouse facilities, vehicles and office equipment under non-cancellable operating lease agreements. Through July 31, 2007 the office and warehouse facilities were leased from JACCO Investments, an entity owned by Jacoby.

Future minimum lease commitments for the year ending July 31 are as follows:

	Related
	Party	Other	Total

2008	$144,000	$339,865	$483,865
2009	144,000	261,272	405,272
2010	144,000	33,419	177,419
2011	60,000	13,014	73,014
	$492,000	$647,570	$1,139,570

For the years ended July 31, 2007, 2006 and 2005 rent expense under related party operating leases was $185,935, $906,000 and $900,000, respectively, and rent expense under all other operating leases was $382,092, $349,639 and $517,749, respectively.

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

Gehan Properties II, Ltd. v. Integrated Performance Systems, Inc. f/k/a ESOP, Inc., PC Dynamics of Texas, Inc., North Texas PC Dynamics, Inc., Performance Interconnect Corp., W.I. Technology Holding, Inc., Performance Interconnect Corp. of North Texas, Inc., and D. Ronald Allen, Individually; Cause No. 03-12216-G; Pending in the 95th Judicial District Court, Dallas County, Texas.

On or about November 18, 2003 the plaintiff sued the Company, D. Ronald Allen, and several other entities seeking $259,651.99 plus attorneys' fees and interest pursuant to fraudulent transfer theories. The plaintiff alleges that the judgment debtor, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Company was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. The Company also asserts that the plaintiff's claims are time-barred by the applicable statute of repose. On October 20, 2006 Performance Interconnect Corp. filed a Voluntary Petition pursuant to Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 06-34482-7. The bankruptcy court recently remanded the case back to the state district court. No trial date has been set.

Integrated Performance Systems, Inc. and Best Circuit Boards, Inc. v. D. Ronald Allen, China Voice Holding Corp., China Voice Corp., Integrated Performance Business Services Corp., Associates Funding Group, Inc., B C & Q Corp., CMLP Group, Ltd., Landmark Lakes Ltd., Southern Cross Realty Corporation, Touchstone Enterprises, Inc., Winterstone Management, Inc., Syspower Corporation, and Custer Company, Inc.; Cause No. 05-12164-F; Pending in the 116th Judicial District Court, Dallas County, Texas.

On December 5, 2005 the Company sued D. Ronald Allen and several entities affiliated with Allen. The Company asserts claims against Allen for, among other things, fraud, breach of contract arising out of the Merger Agreement. The Company also seeks indemnity for liquidated and other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company's common stock held by those entities as of the date of the closing of the Merger Agreement. The case has been abated pending resolution of the Gehan Properties lawsuit.

Maryland MPC, LLC and Modular Components National, Inc. v. Best Circuit Boards, Inc. d/b/a Global Innovation Corp. and Robert P. Noland; Cause No. 12-C-07-447; Pending in the Circuit Court for Hartford County, Maryland.

On February 22, 2007 the plaintiffs sued the Company and its employee, Robert Noland, seeking damages in the amount of $2,500,000.00. The plaintiffs allege that Noland's employment with the Company violates the non-competition terms of his prior employment agreement with plaintiffs and assert claims for tortious interference with contractual relations, tortious interference with actual and prospective business relations, violation of the Maryland Uniform Trade Secrets Act, and injunctive relief. At the time that the Company hired Noland, the Company had no knowledge of any employment agreement between Noland and plaintiffs and, in any event, the Company denies that it is liable to plaintiffs regarding its hiring of Noland. In August 2007 the Company terminated Noland's employment. No trial date has been set.

The parties have agreed to settle this case via payment by the Company to plaintiff in the amount of $65,000.00. The parties are in the process of drafting and finalizing the settlement documents.

Anna Stock, Permanent Dependent Administrator for the Estate of Dennis R. Ranzou, Deceased v. Integrated Performance Systems, Inc, Sundial Development Corp., and Global Innovation Corp.; Cause No. 340,914; Pending in the Probate Court No. 1 of Harris County, Texas

On May 23, 2007 the plaintiff sued the Company and another entity asserting claims for breach of contract for failure to pay a promissory note dated April 2, 2002 in the principal amount of $210,000.00 plus interest. The current principals of the Company had no knowledge of any such note and the same was not disclosed prior to Best Circuit Boards, Inc.'s November 2004 merger with Integrated Performance Systems, Inc. This case is in the very early stages and discovery is ongoing. No trial date has been set.

NOTE 13 - INCOME TAXES

The income tax provision for the years ended July 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

Current expense	$198,132	$242,890	$82,141
Deferred expense	(125,835)	(69,524)	41,017
	$72,297	$173,366	$123,158

Significant temporary differences used in the computation of deferred taxes are as follows:

	2007	2006
Deferred income tax assets, current
Accrued vacation	$109,480	$106,551
Allowance for bad debt and sales returns	33,161	9,616
Interest rate swap liability	31,321	-
Accrued bonus	65,037	59,455
Accrued interest	51,904	42,097
	$290,903	$217,719

Deferred income tax assets (liabilities), non-current
Depreciation of property and equipment	$179,517	$(296,274)
Net operating loss carry forwards	2,823,527	2,946,680
Valuation allowance	(2,823,526)	(2,946,680)
Customer base	(1,068,776)	(1,269,171)
	$(889,258)	$(1,565,445)

The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

	2007	2006	2005

Statutory federal tax rate, provision (benefit)	34%	34%	(34)%
Items permanently not deductible:
Interest expense on beneficial conversion of
related party notes	-	-	12%
Stock-based compensation expense	-	-	23%
Domestic manufacturing deduction	-	(3)%	-
Other	3%	1%	-
State income taxes, net of federal tax benefit	(5)%	3%	-
Effective tax rate	32%	35%	1%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods during which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of July 31, 2007.

At July 31, 2007 the Company had tax net operating loss carry forwards ("NOLs") of approximately $8,000,000 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company. During the year ended July 31, 2007 the Company utilized NOLs totaling $471,960, resulting in a decrease in the valuation allowance in the amount of $123,153. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with the Merger.

NOTE 14 - RELATED PARTY TRANSACTIONS AND GUARANTEES

During the years ended July 31, 2007, 2006 and 2005 the Company leased three facilities from JACCO Investments. For the years ended July 31, 2007, 2006 and 2005 the Company incurred lease expense totaling $161,935, $906,000 and $900,000, respectively, an property tax expense totaling $34,073, $295,878 and $430,958, respectively, related to these operating leases (see Note 12 - Commitments and Contingencies).

On August 18, 2006 the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from JFLP, whose general partner is Jacco Investments, Inc., a related party. The building was purchased for $6.3 million. The real estate has been recorded at the historical basis of JFLP and the excess of the purchase consideration over the historical basis (net of deferred taxes) has been recorded as a distribution to the majority stockholder in the amount of $713,216. The purchase price consisted of a note payable for $5.5 million, the assumption of a loan totaling $147,649 and a cash payment of $685,264. The Company previously leased this facility from JFLP under a long-term lease. Previously the Company guaranteed the JFLP notes secured by the property. As a result of this transaction, the notes have been satisfied and the Company is no longer a guarantor of the notes held by JFLP.

Interest expense to related party totaled $340,667 for the years ended July 31, 2007 and 2006 and $226,800 in periodic interest expense plus an additional $4,200,000 in non-cash interest expense related to a beneficial conversion feature for the year ended July 31, 2005.

Jacoby and an employee of the Company each own a 50% interest in Dowtech, Inc. ("Dowtech). During the year ended July 31, 2007 and 2006 Dowtech was paid approximately $17,968 and $29,000, respectively, in royalties. As of July 31, 2007 and 2006, Dowtech owed the Company approximately $0 and $7,300 respectively.

For the year ended July 31, 2005, the Company Incurred fees totaling approximately $360,000 to JACCO Investments for management services.

Chogie Manufacturing (Chogie) is a machine shop that is owned by the spouses of the Company's CEO and COO. Both spouses are also employees of GIC. Chogie is a vendor to GIC and provides machining services to GIC for metal backed products sold to our military customers. GIC contracts one employee to Chogie to work specifically on GIC products. The actual cost of this employee is invoiced monthly to Chogie. During the year ended July 31, 2007, 2006 and 2005, GIC has been invoiced $761,016, $6,095 and $0 for these services.

NOTE 15 - OTHER STOCK-BASED COMPENSATION

The Company has not recorded any stock based compensation during the years ended July 31, 2007 and 2006. For the year ended July 31, 2005, the Company entered into verbal and written agreements to pay common stock in lieu of cash for certain professional services The Company recorded professional fees in the amount of $89,000 related to the issuance of 28,000 shares of common stock. The common stock issued was valued using the market closing price of the shares on the respective measurement dates.

NOTE 16 - STOCK OPTIONS AND WARRANTS

On November 24, 2004 Jacoby issued to certain employees of the Company options to purchase 1,600,000 shares of common stock issuable to Jacoby upon the conversion of shares of his Series F Preferred Stock. The options have an exercise price of $3.75 per share, vested immediately and expire November 30, 2014. The per share weighted average fair value of stock options granted during fiscal 2005, estimated on the date of grant using the Black-Scholes option pricing model, was $5.75. The Company is not a direct party to the agreement as no new shares will be issued upon the exercise of the options. For financial reporting purposes, these options have been accounted for as deemed grants from the Company and a deemed contribution from shareholder. The Company has recorded compensation expense totaling $7.6 million for the year ended July 31, 2005 based upon the intrinsic value of the options on the date of grant as defined by SFAS 123 (measured as the excess of the market price ($0.34) over the exercise price).

As of July 31, 2007 there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of July 31, 2007 there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

NOTE 17 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan (the "Plan") with a 401(k) provision. Eligible employees can make contributions to the Plan. Company contributions are discretionary. During the years ended July 31, 2007, 2006 and 2005 the Company contributed $21,796, $19,012 and $17,224, respectively, to the Plan.

NOTE 18 - QUARTERLY FINANCIAL DATA

The following unaudited selected quarterly results of operations data for the years ended July 31, 2007 and 2006 have been derived from the Company's unaudited consolidated financial statements, which in the opinion of management have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as port of this Form 10-K. The operating results for the quarters presented are not necessarily indicative of the operating results of any future period. The Company uses 3-month fiscal quarter accounting period with the first quarter ending on October 31 and the forth quarter ending on July 31.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended July 31, 2006
Net Sales	$8,048,547	$9,088,258	$8,880,509	$8,586,953
Gross Profit	1,736,109	1,565,571	1,829,649	1,243,570
Net income	$216,319	$76,287	$200,083	$(177,414)
Earnings per share
Basic	0.09	0.03	0.08	(0.07)
Diluted	0.02	0.01	0.03	(0.07)

Year Ended July 31, 2007
Net Sales	$9,422,696	$8,090,218	$7,619,536	$7,809,965
Gross Profit	1,711,674	1,341,376	1,648,736	1,495,244
Net income	$85,224	$(1,999)	$180,825	$(83,589)
Comprehensive Income	$(7,300)	$40,021	$134,039	$(39,698)
Earnings per share
Basic	0.04	0.00	0.02	(0.01)
Diluted	0.02	0.00	0.02	(0.01)