Form 10-Q
period 2007-10-31
GLOBAL INNOVATION CORP.
filed 2007-12-18
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
Yes [   ] No [X]

At December 11, 2007 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX
		Page
		Number
PART I -
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
	October 31,	July 31,
ASSETS	2007	2007

Current assets:
Cash	$1,595,142	$1,210,996
Trade accounts receivable, net	4,587,782	4,182,374
Inventory	3,748,372	3,213,104
Deferred income tax asset	247,324	290,903
Other current assets	368,910	616,310

Total current assets	10,547,530	9,513,687

Property and equipment, net	8,537,984	8,015,744

Other assets:
Goodwill	8,111,596	8,151,712
Customer base, net	2,755,415	2,890,927

	10,867,011	11,042,639

Total assets	$29,952,525	$28,572,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$-	$1,480,000
Accounts payable	4,506,597	3,367,423
Accrued expenses (including interest owed to related party of $28,933 and $113,867 at October 31 and July 31, 2007, respectively)	920,548	1,345,910
Income tax payable	119,340	126,624
Interest rate risk management liability	181,582	84,720
Notes payable to related party	4,200,000	-
Notes payable, current portion	1,275,267	839,929

Total current liabilities	11,203,334	7,244,606

Long-term liabilities:
Notes payable, net of current maturities	7,908,222	6,209,166
Note payable to related party	-	4,200,000
Deferred income tax liability	771,372	889,258

Total long-term liabilities	8,679,594	11,298,424

Stockholders' equity:
Preferred stock; par value $0.01; 5,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 shares issued and outstanding	101,793	101,792
Additional paid-in capital	18,321,284	18,321,284
Accumulated deficit	(8,239,058)	(8,340,637)
Accumulated other comprehensive income	(114,422)	(53,399)

Total stockholders' equity	10,069,597	10,029,040

Total liabilities and stockholders' equity	$29,952,525	$28,572,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,
	2007	2006

Net sales	$8,439,772	$9,422,696

Cost of sales (including $187,565 and $123,474 respectively to related party)	6,649,927	7,676,044

Gross profit	1,789,845	1,746,652

Expenses:
Selling, general and administrative expenses (including $156,195 and $157,049 respectively to related party)	1,195,151	1,290,353
Amortization of customer base	135,512	135,512

	1,330,663	1,425,865

Income from operations	459,182	320,787

Other income (expense), net (including interest expense to related party of $85,267 and $85,867 respectively)	(236,615)	(185,091)

Income before provision for income taxes	222,567	135,696

Provision for income taxes	(120,989)	(50,473)

Net income	101,578	85,223

Other comprehensive loss:
Deferred interest rate hedge loss, net of tax benefit of $35,839 and $35,810, respectively	(61,023)	(92,524)

Comprehensive income	$40,555	$(7,301)

Net income per share
Basic	$0.01	$0.04

Diluted	$0.01	$0.02

Weighted average common shares outstanding
Basic	10,179,337	2,426,177

Diluted	10,179,337	11,299,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,
	2007	2006

Cash flows from operating activities:
Net income	$101,578	$85,224
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	358,271	326,600
Deferred tax expense	1,649	50,473

Changes in operating assets and liabilities:
Trade accounts receivable	(405,408)	141,792
Inventory	(535,268)	(131,957)
Prepaid expenses and other	247,400	136,779
Income tax receivable (payable)	(7,284)	(115,000)
Accounts payable	1,139,174	(455,415)
Accrued expenses	(425,362)	(231,865)

Net cash provided by (used in) operating activities	474,750	(193,369)

Cash flows from investing activities:
Acquisition of property and equipment	(17,747)	(6,291,873)

Net cash used in investing activities	(17,747)	(6,291,873)

Cash flows from financing activities:
Borrowings on notes payable	172,703	7,596,204
Payments on notes payable	(245,560)	(2,046,220)

Net cash provided by (used in) financing activities	(72,857)	5,549,984

Net increase (decrease) in cash	384,146	(935,258)
Cash, beginning of period	1,210,996	1,850,405

Cash, end of period	$1,595,142	$915,147

Supplementary disclosure of cash flow information:
Interest paid	$320,684	$260,580

Income taxes paid (refunded)	$126,624	$115,000

Non-cash financing activities:
Property and equipment purchased with debt	$727,252	$147,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
October 31, 2007
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

UNAUDITED FINANCIAL INFORMATION

The unaudited condensed consolidated financial statements have been prepared by Global Innovation Corp. and its subsidiaries (the "Company" or "GIC"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2008.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended July 31, 2007, filed on October 29, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation.

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At October 31, 2007, inventory consisted of $1,707,834 in raw materials, $733,833 in work in process, and $1,306,706 in finished goods, less a valuation allowance that is not material.

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

During the three months ended October 31, 2007 and 2006 no grants or stock-based compensation were awarded.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the Company's convertible preferred stock and notes payable for all periods presented.

The following table sets forth the computation of basic and diluted net income per share:
	For the Three Months Ended October 31,
	2007	2006

Numerator
Numerator for basic earnings per share - net income	$101,578	$85,224
Effect of dilutive securities
Effect on net income	-	85,867

Numerator for diluted earnings per share	$101,578	$171,091

Denominator
Denominator for basic earnings per share	10,179,337	2,426,177
Effect of dilutive securities
Convertible preferred stock	-	7,753,160
Convertible notes payable to related party	-	1,120,000

Denominator for diluted earnings per share	10,179,337	11,299,337

Basic earnings per share	$0.01	$0.04

Diluted earnings per share	$0.01	$0.02

Common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share for the three months ended October 31, 2007 because the effect of the conversion is antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Options to purchase 1,600,000 shares of common stock were not considered as potentially dilutive securities because no new shares will be issued upon exercise of the options.

NOTE 3 - CONCENTRATIONS OF RISK

At October 31, 2007, two customers accounted for approximately 40% of the total accounts receivable. For the three months ended October 31, 2007 and 2006 respectively, these customers accounted for approximately 36% and 52% of net sales respectively.

NOTE 4 - INCOME TAXES

Effective August 1, 2006, the Company is subject to the new Texas Margin tax that replaced the Texas Franchise tax. As a result of the new tax, the effective tax rate is higher than previously expected.

Significant temporary differences used in the computation of deferred tax assets and liabilities at October 31, 2007 and July 31, 2007 are as follows:
	October 31,	July 31,
	2007	2007

Deferred tax asset, current
Allowance for bad debts and sales returns	$31,393	$33,161
Accrued bonus	26,749	65,037
Accrued vacation	108,790	109,480
Accrued interest	18,653	51,904
Interest rate risk management liability	61,738	31,321

	$247,323	$290,903

Deferred tax assets (liabilities), long-term
Depreciation of property and equipment	$165,469	$179,517
Net operating loss carry forward	2,783,411	2,823,527
Valuation allowance	(2,783,411)	(2,823,527)
Customer base	(936,841)	(1,068,776)

	$(771,372)	$(889,259)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of October 31, 2007.

At October 31, 2007, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.7 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the three months ended October 31, 2007, the Company utilized NOLs totaling $117,990, resulting in a decrease in the valuation allowance in the amount of $40,116. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with a bank, which is due on demand, bears interest at LIBOR + 1.5% and matures August 13, 2008. The LOC is subject to certain financial and other covenants, is collateralized by all of the Company's accounts receivable and inventory.

At October 31, 2007, there was no outstanding balance under the LOC, and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at October 31, 2007:

Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011. (1)	$1,533,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013. (1)	5,179,167

Note payable to financial institution payable in monthly installments of $38,524 plus interest at 7.75%, matures October 31, 2012. (1)	2,311,455

Note payable to financing institution unsecured, matures March 1, 2008.	90,178

Other	69,356
9,183,489
Less current maturities of long-term debt	(1,275,267)

Total long-term debt, less current maturities	$7,908,222

New financing

On August 14, 2007, the Company entered into an additional equipment note with Amegy Bank for $2,311,455 listed above. The note term is 5 years and 2 months and bears interest at 7.75%. (1)
(1)	These notes are financed with our senior lender and collectively are secured by substantially all of the assets of the Company.

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $181,582 at October 31, 2007. The change in this amount during the three months ended October 31, 2007 and 2006, net of a tax benefit in the amounts of $61,023 and $92,524 respectively, has been recorded as other comprehensive income.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the quarters ended October 31, 2007 and 2006, the Company incurred lease expense totaling $36,000 and $77,935, respectively, related to these operating leases. The Company previously leased its primary manufacturing facility from an entity controlled by Mr. Jacoby and subsequently purchased that facility. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

The Company contracts the machining of parts from Chogie Manufacturing, an entity owned by the spouses of our CEO and COO. The Company incurred expense of $160,265 and $58,013 for the quarters ended October 31, 2007 and 2006 respectively, for these services.

The Company incurred interest expense on the $4,200,000 related party note in the amount of $85,267 and $85,867 for the quarters ended October 31, 2007 and 2006 respectively.

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

As of October 31, 2007, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of October 31, 2007, there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

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

On or about November 18, 2003 the plaintiff sued the Company, D. Ronald Allen, and several other entities seeking $259,651.99 plus attorneys' fees and interest pursuant to fraudulent transfer theories. The plaintiff alleges that the judgment debtor, Performance Interconnect Corp., fraudulently transferred its stock in two entities, PC Dynamics of Texas, Inc. and Varga Investments, Inc., to the Company in December 1999. Among other things, the Company asserts that the stock transferred to the Company was worthless at the time of the transfers and therefore the transfers do not constitute fraudulent transfers. The Company also asserts that the plaintiff's claims are time-barred by the applicable statute of repose. On October 20, 2006, Performance Interconnect Corp. filed a Voluntary Petition pursuant to Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 06-34482-7. The bankruptcy courtrecently remanded the case back to the state district court. No trial date has been set.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three months ended October 31, 2007 and 2006. It should be read in conjunction with the financial information for the year ended July 31, 2007, appearing in the Company's annual Form 10-K filed on October 29, 2007.

Results of Operations

Revenues. Net sales decreased to $8,439,772 for the three months ended October 31, 2007 from $9,422,696 for the same period in 2006, a net decrease of $982,924 or 10%. The decrease is due primarily to a reduction in revenue from our largest customer of approximately $1.5 million offset by increased sales of approximately $500,000 from the remainder of our top twenty accounts. The reduction in sales to our largest customer is a result of moving some of their production units to China combined with an overall decrease in the demand requirements for that product. The increase in revenue to the remaining customers is a result of the change in the technology mix that generates higher revenues. This increase is attributable to the new equipment and processes that have been implemented over the last several quarters.

Gross Profit. Gross profit for the three months ended October 31, 2007 was $1,789,845 compared to $1,746,652 for the same period in 2006, an increase of $43,193 or 2.5%. Gross margin increased from 19% for the three months ended October 31, 2006 to 21% for the same period in the current year. The increase in gross profit percentage is a result of the implementation of our strategy to outsource lower margin products and increase the level of technology within the existing capabilities of our Wylie manufacturing facility. The increase in gross profit dollars on approximately $1 million less in revenue provides the response that was expected when these initiatives were implemented over the last several quarters. As we are able to further implement these strategies, we expect to see both revenue and gross profit improve.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense decreased to $1,195,151 for the three months ended October 31, 2007 from $1,290,353 for the same period in 2006, a decrease of $95,202 or 6%. The decrease is primarily a result of a reduction of $48,000 in wages, taxes and related benefits to administrative employees, $21,000 in maintenance and utilities expenses, $18,000 in property taxes, and $9,000 in professional fees.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended October 31, 2007 and October 31, 2006.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties. Other income (expense), net, increased from ($185,091) to ($236,615) for the three months ended October 31, 2006 and 2007, respectively. The increase in net expense during the three months ended October 31, 2007 is primarily due to $158,530 in interest expense on the new Amegy note.

Income Tax Provision. The income tax provision increased to $120,989 for the three months ended October 31, 2007, from $50,473 for the same period in the prior year. The increase in the provision is due primarily to the new Texas margin tax and the increase in pre-tax income.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

For the period ended October 31, 2007, we have current liabilities in excess of current assets. The related party debt of $4,200,000 has become current during the period ended October 31, 2007. It is management's intent to negotiate an extension of the maturity date with the related party prior to September 2008. Based on our current level of operations and the renegotiation of the related party debt, we believe that cash provided by operations along with funds available under our line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and technological competence, and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment that will allow us to improve the throughput and increase the level of technology required to keep up with the complex products our customers design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $474,750 provided by operations during the three months ended October 31, 2007 consisted of $461,498 provided by net income as adjusted from non-cash items and $13,252 provided by working capital. This compares to net cash used by operations of $193,369 during the same period in the prior year, which consisted of $462,297 provided by net income as adjusted from non-cash items, offset by $655,666 used by working capital.

Cash used for investing activities. Net cash of $17,747 used in investing activities during the three months ended October 31, 2007 consisted of purchases of equipment. Net cash of $6,291,873 used for investing activities during the same period in the prior year consisted of purchases of a building and equipment.

Cash flows from financing activities. Net cash used by financing activities during the three months ended October 31, 2007 was $72,857 and consisted of net new borrowings of $172,703 and net payments of $245,560 on long-term debt. Net cash provided by financing activities during the same period in the prior year included net new borrowings of $7,596,204, interest paid to related party of $170,800 and net payments of $2,046,220 on long-term debt.

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

On August 18, 2006, the Company entered into a credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan allows the Company to purchase its Wylie manufacturing facility and accompanying property for $6.3 million. The Rowlett operating facility is currently being leased from a related party under a 10-year agreement (see also Note 8). The note terms are 1 year, 5 years and 7 years for the LOC, equipment and real estate loans, respectively. The loans bear interest at LIBOR+1.5-1.75% and are collateralize by various Company assets.

On August 14, 2007, the Company entered into an additional equipment note with Amegy Bank for $2,311,455. The note term is 5 years and 2 months, bears interest at 7.75% and is collateralized by substantially all Company assets.

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

ITEM 5.     OTHER INFORMATION

Our Common Stock is traded over-the-counter on the OTC Bulletin Board® (OTCBB) under the symbol "GINV.OB". The annual report on Form 10-K was filed on October 29, 2007.

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

GLOBAL INNOVATION CORP.
(Registrant)

Date: December 17, 2007	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)