Form 10-Q
period 2008-01-31
GLOBAL INNOVATION CORP.
filed 2008-03-14
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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
Yes [   ]   No [X]

At March 12, 2008 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX
		Page
		Number

PART I -
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
	January 31,	July 31,
ASSETS	2008	2007

Current assets:
Cash	$431,695	$1,210,996
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $144,098 and $89,697 at January 31, 2008 and July 31, 2007, respectively	4,996,938	4,182,374
Inventory	4,383,285	3,213,104
Deferred income tax asset	495,211	290,903
Other current assets	241,444	616,310

Total current assets	10,548,573	9,513,687

Property and equipment, net	9,361,517	8,015,744

Other assets:
Goodwill	7,309,264	8,151,712
Customer base, net	2,619,903	2,890,927

	9,929,167	11,042,639

Total assets	$29,839,257	$28,572,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$-	$1,480,000
Accounts payable	4,974,804	3,367,423
Accrued expenses (including interest owed to related party of $114,800 and $113,867 at January 31, 2008 and July 31, 2007, respectively)	728,555	1,345,910
Income tax payable	414,004	126,624
Interest rate risk management liability	463,245	84,720
Note payable to related party	4,200,000	-
Notes payable, current portion	1,244,529	839,929

Total current liabilities	12,025,137	7,244,606

Noncurrent liabilities:
Notes payable, net of current maturities	7,612,258	6,209,166
Note payable to related party	-	4,200,000
Deferred income tax liability	6,712	889,258

Total long-term liabilities	7,618,970	11,298,424

Stockholders' equity:
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 shares issued and outstanding	101,793	101,792
Additional paid-in capital	18,321,284	18,321,284
Accumulated deficit	(7,922,185)	(8,340,637)
Accumulated other comprehensive loss	(305,742)	(53,399)

Total stockholders' equity	10,195,150	10,029,040

Total liabilities and stockholders' equity	$29,839,257	$28,572,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007

Net sales	$8,296,007	$8,090,218	$16,735,779	$17,512,914

Cost of sales (including $164,640 and $239,346, respectively, to related party for the three months ended January 31, 2008 and 2007 and $352,205 and $362,820, respectively, for the six months ended January 31, 2008 and 2007)	6,363,438	6,716,155	13,013,365	14,392,199

Gross profit	1,932,569	1,374,063	3,722,414	3,120,715

Expenses:
Selling, general and administrative expenses (including $8,700 for the three months ended January 31, 2008 and 2007 and $17,400 and $21,174, respectively, for the six months ended January 31, 2008 and 2007 to related party)	1,055,900	1,043,434	2,251,051	2,333,787
Amortization of customer base	135,512	135,512	271,024	271,024

	1,191,412	1,178,946	2,522,075	2,604,811

Income from operations	741,157	195,117	1,200,339	515,904

Other income (expense):
Interest expense	(164,633)	(136,168)	(323,764)	(247,710)
Interest expense - related party	(86,467)	(85,867)	(171,733)	(171,733)
Other income	7,429	5,885	15,212	18,203

	(243,671)	(216,150)	(480,285)	(401,240)

Income (loss) before provision
For income taxes	497,486	(21,033)	720,054	114,664

Provision for income taxes	(180,613)	19,034	(301,602)	(31,439)

Net income (loss)	316,873	(1,999)	418,452	83,225

Other comprehensive gain(loss):
Deferred interest rate hedge,
Net of tax benefit of $121,664 and ($6,219), respectively, for the three months ended January 31, 2008 and 2007 and $157,503 and $29,591, respectively, for the six months ended January 31, 2008 and 2007.	(191,320)	42,020	(252,343)	(50,504)

Comprehensive income	$125,553	$40,021	$166,109	$32,721

Net income (loss) per share
Basic	$0.03	$0.00	$0.04	$0.02

Diluted	$0.03	$0.00	$0.04	$0.01

Weighted average common shares
Basic	10,179,337	7,398,280	10,179,337	4,925,769

Diluted	10,179,337	7,398,280	10,179,337	9,350,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended January 31,
	2008	2007

Cash flows from operating activities:
Net income	$418,452	$83,225
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	764,080	663,446
Deferred tax expense	(112,802)	5,132

Changes in operating assets and liabilities:
Trade accounts receivable	(814,564)	25,911
Inventory	(1,170,181)	(355,268)
Prepaid expenses and other	374,866	211,076
Income tax payable (receivable)	281,958	(106,374)
Accounts payable	1,607,381	(395,026)
Accrued expenses	(617,355)	(296,755)

Net cash provided by (used in) operating activities	731,835	(164,633)

Cash flows from investing activities:
Acquisition of property and equipment	(1,838,829)	(6,342,772)

Net cash used in investing activities	(1,838,829)	(6,342,772)

Cash flows from financing activities:
Interest paid to related parties	-	(170,800)
Borrowing on new term note	899,955	7,596,204
Payments on notes payable	(572,262)	(2,262,274)

Net cash provided by financing activities	327,693	5,163,130

Net decrease in cash	(779,301)	(1,344,275)
Cash, beginning of period	1,210,996	1,850,405

Cash, end of period	$431,695	$506,130

Supplementary disclosure of cash flow information:
Interest paid	$485,432	$260,580

Income taxes paid	$126,624	$135,621

Non-cash financing activities:
Property and equipment purchased with debt	$899,955	$147,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
January 31, 2008
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

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At January 31, 2008, inventory consisted of $1,610,004 in raw materials, $888,555 in work in process, and $1,884,726 in finished goods.

During the six months ended January 31, 2008, the Company changed its methodology of determining the valuation allowance for certain inventory overage items. Overage items are finished goods manufactured that are in excess of specific order quantities due to manufacturing process parameters and which are available and used for the fulfillment of future sales. The change in the estimate resulted in an increase to inventory at January 31, 2008 in the amount of approximately $160,000, and a decrease to cost of sales in the same amount for the six months ended January 31, 2008.

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

During the three months ended January 31, 2008 and 2007 no grants or stock-based compensation were awarded.

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

The following table sets forth the computation of basic and diluted net income per share:
	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2008	2007	2008	2007

Numerator
Numerator for basic earnings per share - net income (loss)	$316,873	$(1,999)	$418,452	$83,225

Numerator for diluted earnings per share	$316,873	$(1,999)	$418,452	$83,225

Denominator
Denominator for basic earnings per share	10,179,337	7,398,280	10,179,337	4,925,769
Convertible preferred stock	-	-	-	4,424,358

Denominator for diluted earnings per share	10,179,337	7,398,280	10,179,337	9,350,127

Basic earnings per share	$0.03	$0.00	$0.04	$0.02

Diluted earnings per share	$0.03	$0.00	$0.04	$0.01

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

NOTE 3 - CONCENTRATIONS OF RISK

At January 31, 2008, two customers accounted for approximately 40% of the total accounts receivable. For both the three and six months ended January 31, 2008 these customers accounted for approximately 36% of net sales. For the three and six months ended January 31, 2007, these customers accounted for approximately 59% and 62%, respectively, of net sales.

NOTE 4 - INCOME TAXES

The income tax provision for the six months ended January 31, 2008 and 2007 consists of the following:
	For the three months ended January 31		For the six months ended January 31
	2008	2007	2008	2007
Current expense	$295,064	$26,307	$414,404	$26,307
Deferred expense	(114,451)	(45,341)	(112,802)	5,132
	$180,613	$(19,034)	$301,602	$31,439

Significant temporary differences used in the computation of deferred tax assets and liabilities at January 31, 2008 and July 31, 2007 are as follows:
	January 31,	July 31,
	2008	2007

Deferred tax assets, current
Allowance for bad debts and sales returns	$50,434	$33,161
Accrued bonus	3,500	65,037
Reserve for obsolescence	141,798	-
Accrued vacation	93,924	109,480
Accrued interest	48,052	51,904
Interest rate risk management liability	157,503	31,321

	$495,211	$290,903

Deferred tax assets (liabilities), non-current
Depreciation of property and equipment	$161,955	$179,518
Net operating loss carry forward	2,689,845	2,823,527
Valuation allowance	(1,967,745)	(2,823,527)
Customer base	(890,767)	(1,068,776)

	$(6,712)	$(889,258)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the period ending January 31, 2008, management has determined that there has been sufficient and consistent evidence that the company will be able to realize the benefit of the NOL carry forward for the next five fiscal years. As a result of this assessment, management has recorded a decrease in the valuation allowance of $802,332. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of January 31, 2008.

At January 31, 2008, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.5 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the six months ended January 31, 2008, the Company utilized NOLs totaling $235,980, resulting in a decrease in the valuation allowance in the amount of $80,233. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with Amegy bank, which is due on demand, bears interest at LIBOR + 1.5% and matures August 13, 2008. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory.

At January 31, 2008, there was no outstanding balance under the LOC and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at January 31, 2008:
Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011. (1)	$1,433,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013. (1)	5,110,417

Note payable to financial institution payable in monthly installments of $38,524 plus interest at 7.75%, matures October 31, 2012. (1)	2,234,406

Note payable to financing institution unsecured, matures March 1, 2008.	22,473

Other	56,158
8,856,787
Less current maturities of long-term debt	(1,244,529)

Total long-term debt, less current maturities	$7,612,258

(1) These notes are financed with our senior lender and collectively are secured by substantially all of the assets of the Company.

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $463,245 at January 31, 2008. This amount, net of a tax benefit in the amount of $157,503, has been recorded as other comprehensive income.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the quarters ended January 31, 2008 and 2007, the Company incurred lease expense totaling $36,000 in each period, related to these operating leases. The Company previously leased its primary manufacturing facility from an entity controlled by Mr. Jacoby and subsequently purchased that facility. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

The Company contracts the machining of parts from Chogie Manufacturing, an entity owned by the spouses of our CEO and COO. The Company incurred expense of $137,340 and $212,046 for the quarters ended January 31, 2008 and 2007 respectively, for these services.

The Company incurred interest expense on the $4,200,000 related party note in the amount of $86,467 and $85,867 for the quarters ended January 31, 2008 and 2007 respectively.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of January 31, 2008, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of January 31, 2008, there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months ended January 31, 2008 and 2007. It should be read in conjunction with the financial information for the year ended July 31, 2007, appearing in the Company's annual Form 10-K filed on October 29, 2007.

Results of Operations

Revenues. Net sales increased to $8,296,007 for the three months ended January 31, 2008 from $8,090,218 for the same period in 2007, a net increase of $205,789 or 2.5%. Net sales decreased to $16,735,779 for the six months ended January 31, 2008 from $17,512,914 for the same period in 2007, a net decrease of $777,135 or 4.4%. The increase for the three months ended January 31, 2008 is a result of approximately $700,000 in new business and programs to several existing customers offset by a reduction of $500,000 to what has been historically our largest customer. The decrease from our largest customer started in the first quarter and is in addition to the $1.5 million decrease in the previous period. This decrease has moved this customer to our second largest and we are continuing to replace that revenue with new customers and new business to other customers. The 4.4% decrease for the six months is a result of approximately $2,000,000 decrease in sales to our largest customer resulting from softer demand and the transition of some of their product overseas, offset by approximately $1,200,000 in technology business that generates higher revenue and margins.

Gross Profit. Gross profit for the three months ended January 31, 2008 was $1,932,569 compared to $1,374,063 for the same period in 2007, an increase of $558,506 or 40.6%. Gross profit for the six months ended January 31, 2008 was $3,722,414, versus a gross profit of $3,120,715 in the previous period. Gross margin increased from 18% for the six months ended January 31, 2007 to 22% for the same period in the current year. Gross margin for the three months ended January 31, 2008 increased from 17% to 23%. We are realizing the cost savings from the initiatives we have implemented over the last four quarters. We are continually pursuing operational efficiencies and identifying improved process parameters that allow us to build product more economically while improving performance. Additionally, we are focusing our efforts and resources on products that generate higher margins and selective, low margin products are being identified for transition to a low cost region generating improved margins.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense increased to $1,055,900 for the three months ended January 31, 2008 from $1,043,434 for the same period in 2007, an increase of $12,466 or 1.2%. SG&A expenses decreased to $2,251,051 for the six months ended January 31, 2008 from $2,333,787 for the same period in 2007, a net decrease of $82,736 or 3.2%. The decrease for the six months ended January 31, 2008 reflects the timing of normal business activities such as the annual audit and shows our continued commitment to control and manage costs.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended January 31, 2008 and 2007, respectively and $271,024 during the six months ended January 31, 2008 and 2007, respectively.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties. Other income (expense), net, increased from ($216,150) to ($243,670) for the three months ended January 31, 2007 and 2008, respectively. This increase is primarily due to an increase of $28,465 in interest expense on the new Amegy note. Other income (expense) increased from ($401,240) to ($480,285) for the six months ended January 31, 2007 and 2008 respectively. The increase in net expense during the six months ended January 31, 2008 is primarily due to approximately $76,000 in interest expense on the new Amegy notes.

Income Tax Provision. The income tax provision increased to $301,602 for the six months ended January 31, 2008, from $31,439 for the same period in the prior year. The increase in the provision is due primarily to the increase in pre-tax income.

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

For the period ended January 31, 2008, we have current liabilities in excess of current assets. The related party debt of $4,200,000 became current during the period ended October 31, 2007. It is management's intent to negotiate an extension of the maturity date with the related party prior to September 2008. Based on our current level of operations and the renegotiation of the related party debt, we believe that cash provided by operations along with funds available under our line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and technological competence, and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment that will allow us to improve the throughput and increase the level of technology required to keep up with the complex products our customers design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $731,835 provided by operations during the six months ended January 31, 2008 consisted of $1,069,730 provided by net income as adjusted for non-cash items, offset by $337,895 used by working capital. This compares to net cash used by operations of $164,633 during the same period in the prior year, which consisted of $746,671 provided by net income as adjusted for non-cash items offset by $911,304 used by working capital.

Cash used for investing activities. Net cash of $1,838,829 used in investing activities during the six months ended January 31, 2008 consisted of purchases of equipment. Net cash of $6,342,772 used for investing activities during the same period in the prior year consisted of purchases of a building and equipment.

Cash flows from financing activities. Net cash provided by financing activities during the six months ended January 31, 2008 was $327,693 and consisted of borrowings on notes payable of $899,955 offset by payments of $572,262 on notes payable. Net cash provided by financing activities during the same period in the prior year was $5,163,130 and included $7,596,204 of new borrowing offset by net payments of $2,262,274 on long-term debt and interest paid to related party of $170,800.

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

On August 18, 2007, the Company entered into a credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan allowed the Company to purchase its manufacturing facility and accompanying property for $6.3 million. The operating facility was being leased from a related party (see also Note 8). The note terms are 1 year, 5 years and 7 years for the LOC, equipment and real estate loans, respectively. The loans bear interest at LIBOR+1.5-1.75% and are collateralize by various Company assets.

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

10.16*	Third Amendment to Loan Agreement by and among Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. dated May 31, 2007.

10.17*	Additional Equipment Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. in the amount of $2,650,000, dated May 31, 2007.

10.18*	Amended and Restated Subordination Agreement by and between Best Circuit Boards, Inc., Global Innovation Corp, Brad Jacoby and Amegy Bank N.A. dated May 31, 2007.

10.19*	Revolving Credit Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. in the amount of $3,000,000 dated August 14, 2007.

21*	Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-KSB as filed January 5, 2006).

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated herein by reference to the respective filings identified above.

**     Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATION CORP.
(Registrant)

Date: March 14, 2008	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)