Form 10-Q
period 2008-04-30
GLOBAL INNOVATION CORP.
filed 2008-06-16
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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
Yes [   ]   No [X]

At June 12, 2008 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX
		Page
		Number

PART I -
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	July 31,
ASSETS	2008	2007

Current assets:
Cash	$958,426	$1,210,996
Trade accounts receivable, net of allowance for doubtful accounts and returns of $104,097 and $89,697 respectively.	4,849,797	4,182,374
Prepaid expenses and other	148,181	616,310
Inventory	4,308,388	3,213,104
Deferred income tax asset	491,756	290,903

Total current assets	10,756,548	9,513,687

Property and equipment, net	9,226,029	8,015,744

Other assets:
Deferred income tax asset - non-current	4,644	-
Goodwill	7,309,264	8,151,712
Customer base, net	2,484,391	2,890,927

	9,798,299	11,042,639

Total assets	$29,780,876	$28,572,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,481,611	$3,367,423
Accrued expenses (including interest owed to related party of $198,800 and $113,867, respectively)	991,001	1,345,910
Income tax payable	390,749	126,624
Interest rate risk management liability	398,478	84,720
Line of credit	358,300	1,480,000
Note payable to related party	4,200,000	-
Notes payable, current portion	1,370,382	839,929

Total current liabilities	12,190,521	7,244,606

Noncurrent liabilities:
Notes payable, net of current maturities	7,165,866	6,209,166
Note payable to related party	-	4,200,000
Deferred income tax liability	-	889,258

Total long-term liabilities	7,165,866	11,298,424

Stockholders' equity:
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 issued and outstanding	101,792	101,792
Additional paid-in capital	18,321,284	18,321,284
Accumulated deficit	(7,735,592)	(8,340,637)
Accumulated other comprehensive loss	(262,995)	(53,399)

Total stockholders' equity	10,424,489	10,029,040

Total liabilities and stockholders' equity	$29,780,876	$28,572,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Net sales	$8,323,644	$7,619,536	$25,059,423	$25,132,450

Cost of sales including $204,326 and $264,668 for the three months ended April 30, 2008 and 2007 respectively and $556,531 and $627,488 for the nine months ended April 30, 2008 and 2007 respectively to a related party.	6,594,942	5,942,904	19,608,307	20,335,103

Gross profit	1,728,702	1,676,632	5,451,116	4,797,347

Expenses:
Selling, general and administrative expenses including $8,700 for each three months ended April 30, 2008 and 2007 and $26,100 and $29,874 for the nine months ended April 30, 2008 and 2007 respectively to a related party.	1,133,369	1,045,975	3,384,420	3,379,761
Amortization of customer base	135,512	135,512	406,537	406,537

	1,268,881	1,181,487	3,790,957	3,786,298

Income from operations	459,821	495,145	1,660,159	1,011,049

Other income (expense):
Interest expense	(145,826)	(135,975)	(469,590)	(383,685)
Interest expense - related party	(84,000)	(83,067)	(255,733)	(254,800)
Other income	4,131	6,347	19,344	24,550

	(225,695)	(212,695)	(705,979)	(613,935)

Income before provision
for income taxes	234,126	282,450	954,180	397,114

Provision for income taxes	47,533	101,625	349,135	133,064

Net income	186,594	180,825	605,045	264,050

Other comprehensive income (loss):
Deferred interest rate hedge,
net of tax (cost) benefit of ($16,598) and $29,099 for the three months ended April 30, 2008 and 2007 respectively and $109,584 and $54,690, for the nine months ended April 30, 2008 and 2007 respectively.	42,747	(46,786)	(209,596)	(97,290)

Comprehensive income	$229,341	$134,039	$395,449	$166,760

Net income per share
Basic	$0.02	$0.02	$0.06	$0.04

Diluted	$0.02	$0.02	$0.06	$0.03

Weighted average common shares
Basic	10,179,337	10,179,337	10,179,337	7,197,318

Diluted	10,179,337	10,179,337	10,179,337	10,179,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended April 30,
	2008	2007

Cash flows from operating activities:
Net income	$605,045	$264,050
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,184,411	996,100
Deferred tax expense	(148,146)	(30,906)

Changes in operating assets and liabilities:
Trade accounts receivable	(667,423)	451,383
Inventory	(1,095,284)	(296,732)
Prepaid expenses and other	468,129	(254,956)
Income tax receivable (payable)	264,125	(67,383)
Accounts payable	1,114,188	(601,059)
Accrued expenses	(354,909)	(13,124)
Interest paid to related parties	-	(340,667)

Net cash provided by operating activities	1,370,136	106,706

Cash flows from investing activities:
Acquisition of property and equipment	(729,905)	(7,295,308)

Net cash used in investing activities	(729,905)	(7,295,308)

Cash flows from financing activities:
Borrowing on new term note	-	7,596,204
Borrowing on line of credit	-	1,180,000
Payments on notes payable	(892,801)	(2,460,607)

Net cash provided by financing activities	(892,801)	6,315,597

Net decrease in cash	(252,570)	(873,005)
Cash, beginning of period	1,210,996	1,850,405

Cash, end of period	$958,426	$977,400

Supplementary disclosure of cash flow information:
Interest paid	$464,146	$650,227

Income taxes paid	$245,000	$235,621

Non-cash financing activities:
Property and equipment purchased with debt	$1,258,255	$147,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
April 30, 2008
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

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. The allowance for obsolescence at April 30, 2008 was $399,296. At April 30, 2008, inventory consisted of $1,579,463 in raw materials, $1,086,809 in work in process, and $2,041,412 in finished goods.

During the nine months ended April 30, 2008, the Company changed its methodology of determining the valuation allowance for certain inventory overage items. Overage items are finished goods manufactured that are in excess of specific order quantities due to manufacturing process parameters and which are available and used for the fulfillment of future sales. The change in the estimate resulted in an increase to inventory at April 30, 2008 in the amount of approximately $205,000, and a decrease to cost of sales in the same amount for the nine months ended April 30, 2008.

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

To designate a derivative as a cash flow hedge, at the hedge's inception, management documents its assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative's term, management determines the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses on the effective portion of the derivative are reclassified to earnings when the underlying transaction occurs. If it is determined that the designated hedge transaction is not likely to occur, any unrealized gains or losses are recognized immediately in the income statement as a derivative fair value gain or loss.

Stock-Based Employee Compensation

As of August 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all equity awards made to employees and directors, including employee stock options, restricted stock and employee stock purchases related to all stock-based compensation plans based on estimated fair values.

During the three and nine months ended April 30, 2008 and 2007, no grants or stock-based compensation were awarded.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the Company's notes payable.

The following table sets forth the computation of basic and diluted net income per share:
	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2008	2007	2008	2007

Numerator
Numerator for basic earnings per share - net income	$186,594	$180,825	$605,045	$264,050
Effect of dilutive securities on net income	-	-	-	-

Numerator for diluted earnings per share	$186,594	$180,825	$605,045	$264,050

Denominator
Denominator for basic earnings per share	10,179,337	10,179,337	10,179,337	7,197,318
Convertible note	-	-	-	2,981,985

Denominator for diluted earnings per share	10,179,337	10,179,337	10,179,337	10,179,303

Basic earnings per share	$0.02	$0.02	$0.06	$0.04

Diluted earnings per share	$0.02	$0.02	$0.06	$0.03

Common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share for the nine months ended April 30, 2007 because the effect of the conversion was antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive. Also see Note 9.

NOTE 3 - CONCENTRATIONS OF RISK

At April 30, 2008, two customers accounted for approximately 32% of the total accounts receivable. For the three and nine months ended April 30, 2008, these customers accounted for approximately 31% and 35% respectively, of net sales. For the three and nine months ended April 30, 2007, four customers accounted for approximately 53% and 52%, respectively, of net sales.

NOTE 4 - INCOME TAXES

The income tax provision for the nine months ended April 30, 2008 and 2007 consists of the following:
	For the three months ended April 30		For the nine months ended April 30
	2008	2007	2008	2007

Current expense	$82,876	$138,812	$497,281	$163,970
Deferred expense	(35,343)	(37,187)	(148,146)	(30,906)

	$47,533	$101,625	$349,135	$133,064

Significant temporary differences used in the computation of deferred tax assets and liabilities at April 30, 2008 and July 31, 2007 are as follows:
	April 30,	July 31,
	2008	2007

Deferred tax assets, current
Allowance for bad debts and sales returns	$36,435	$33,161
Accrued bonus	8,750	65,037
Reserve for obsolescence	139,753	-
Accrued vacation	103,744	109,480
Accrued interest	67,592	51,904
Interest rate risk management liability	135,483	31,321

	$491,756	$290,903

Deferred tax assets (liabilities), non-current
Depreciation of property and equipment	$167,355	$179,518
Net operating loss carry forward	2,649,727	2,823,527
Valuation allowance	(1,967,745)	(2,823,527)
Customer base	(844,693)	(1,068,776)

	$4,644	$(889,258)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the period ended April 30, 2008, management determined that there was sufficient and consistent evidence that the company will be able to realize the benefit of the NOL carry forward for the next five fiscal years. As a result of this assessment, management recorded a decrease in the valuation allowance of $842,448. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

At April 30, 2008, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.3 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the nine months ended April 30, 2008, the Company utilized NOLs totaling $353,970.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with Amegy bank, which is due on demand, bears interest at LIBOR + 1.5% (4.26% at April 30, 2008) and matures August 14, 2008. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory.

At April 30, 2008, $358,300 was outstanding under the LOC and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at April 30, 2008:
Note payable to financial institution payable in monthly Installments of $33,333 plus interest at Libor + 1.75% (4.51% at April 30, 2008), matures August 15, 2011. (1)	$1,333,333

Note payable to financial institution payable in monthly Installments of $22,916 plus interest at Libor + 1.75% (4.51% at April 30, 2008), remaining balance of $3,575,000 due August 15, 2013. (1)	5,041,667

Note payable to financial institution payable in monthly Installments of $38,524 plus interest at 7.75%, matures October 31, 2012. (1)	2,118,834

Other	42,414

8,536,248
Less current maturities of long-term debt	(1,370,382)

Total long-term debt, less current maturities	$7,165,866

(1)	These notes are financed with our senior lender and collectively are secured by substantially all of the assets of the Company.

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $398,478 at April 30, 2008. This amount, net of a tax benefit in the amount of $135,483, has been recorded as other comprehensive income.

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

NOTE 8 - RELATED PARTY TRANSACTIONS AND GUARANTEES

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the quarters ended April 30, 2008 and 2007, the Company incurred lease expense totaling $36,000 in each period, related to these operating leases. For the nine months ended April 30, 2008 and 2007, expenses were $108,000 and $149,935 respectively. The Company previously leased its primary manufacturing facility from an entity controlled by Mr. Jacoby and subsequently purchased that facility. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

The Company contracts the machining of parts from Chogie Manufacturing, an entity owned by the spouses of the Company's CEO and COO. The Company incurred expense of $177,026 and $237,368 for the quarters ended April 30, 2008 and 2007 respectively, and $474,631 and $507,427 for the nine months ended April 30, 2008 and 2007 respectively, for these services.

The Company incurred interest expense on the $4,200,000 related party note in the amount of $84,000 and $83,067 for the quarters ended April 30, 2008 and 2007 respectively and $255,733 and $254,800 for the nine months ended April 30, 2008 and 2007, respectively.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of April 30, 2008, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of April 30, 2008, there were 1,267 outstanding warrants to purchase common stock held by former debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

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

Results of Operations

Revenues. Net sales increased to $8,323,644 for the three months ended April 30, 2008 from $7,619,536 for the same period in 2007, a net increase of $704,108 or 9.2%. Net sales decreased to $25,059,423 for the nine months ended April 30, 2008 from $25,132,450 for the same period in 2007, a net decrease of $73,027 or 0%. The increase for the three months ended April 30, 2008 is due primarily to the addition of new customers that the company has been pursuing over the past twelve months. The addition of the new customers is directly related to the capability and process improvements we have implemented over the past several quarters that include new equipment and skilled professional employees.

Gross Profit. Gross profit for the three months ended April 30, 2008 was $1,728,702 compared to $1,676,632 for the same period in 2007, an increase of $52,070 or 3.1%. Gross profit for the nine months ended April 30, 2008 was $5,451,116, versus a gross profit of $4,797,347 for the same period in 2007. Gross margin improved from 19.1% for the nine months ended April 30, 2007 to 21.8% for the same period in the current year as a result of higher technology products being shipped. Gross margin for the three months ended April 30, 2008 decreased slightly to 20.8% from 22.0% for the same period in 2007 as a result of some price pressure in Asia as well as an increase in materials used in our Wylie manufacturing facility.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense increased to $1,133,369 for the three months ended April 30, 2008 from $1,045,974 for the same period in 2007, an increase of $87,394 or 8.4%. SG&A expenses increased to $3,384,420 for the nine months ended April 30, 2008 from $3,379,761 for the same period in 2007, a net increase of $4,659 or 0%. The increase is primarily attributable to an increase in selling expenses, including marketing, customer service and commissions.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended April 30, 2008 and 2007, respectively, and $406,537 during the nine months ended April 30, 2008 and 2007, respectively.

Other Expense, Net. Other expense net, includes interest expense on notes payable and notes payable to related parties. Other expense net, increased from $212,695 to $225,695 for the three months ended April 30, 2007 and 2008, respectively. This increase is primarily due to an increase of in interest expense on additional borrowing. Other expense increased from $613,935 to $705,979 for the nine months ended April 30, 2007 and 2008, respectively. The increase in net expense during the nine months ended April 30, 2008 is primarily due to interest expense on the additional borrowing for equipment purchases.

Income Tax Provision. The income tax provision decreased to $47,533 for the three months ended April 30, 2008, from $101,625 for the same period in the prior year. The decrease in the provision is due primarily to the change in value of the interest rate swap as rates improved slightly. The income tax provision increased to $349,135 for the nine months ended April 30, 2008 from $133,064 as a result of an increase in pre-tax profits.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings under our senior secured credit facility. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

Net working capital for the period ended April 30, 2008 decreased to ($1.43 million) from $2.27 million as of July 31, 2007. The decrease in working capital is primarily attributable to the $4.2 million in related party debt due September 30, 2008.

For the period ended April 30, 2008, we have current liabilities in excess of current assets. The related party debt of $4,200,000 became current during the period ended October 31, 2007. It is management's intent to negotiate an extension of the maturity date with the related party prior to September 2008. Based upon initial discussions with the related party, management believes that they will be able to successfully negotiate an extension to the maturity date of the $4.2 million related party note and return to a positive working capital balance. Based upon the renegotiation of the related party debt, current available borrowing capacity and our current level of operations, we believe that cash provided by operations along with funds available under our line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond.

Capital expenditures planned for the next twelve months consist of equipment to maintain the current operating capacity and technology level as well as the replacement of equipment that has reached the end of its useful life.

Cash flows from operations. Net cash of $1,370,136 provided by operations during the nine months ended April 30, 2008 consisted of $1,784,034 provided by net income as adjusted for non-cash items, offset by $413,898 used by working capital. This compares to net cash provided by operations of $106,706 during the same period in the prior year, which consisted of $1,260,150 provided by net income as adjusted for non-cash items, offset by $1,153,444 used by working capital.

Cash used for investing activities. Net cash of $729,905 used in investing activities during the nine months ended April 30, 2008 consisted of purchases of equipment. Net cash of $7,295,308 used for investing activities during the same period in the prior year consisted of purchases of a building and equipment.

Cash flows from financing activities. Net cash used by financing activities during the nine months ended April 30, 2008 was $892,801 and consisted of payments on notes payable. Net cash provided by financing activities during the same period in the prior year was $6,315,597 and included borrowing $1,180,000 on our line of credit and $7,596,204 on term notes offset by payments of $2,460,607 on long-term debt. Non-cash financing activities included property and equipment purchased with debt of $1,258,255 and $147,649 for the three and nine months ended April 30, 2008, respectively.

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

GLOBAL INNOVATION CORP.
(Registrant)

Date: June 16, 2008	By: /s/ BRAD J. PETERS
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)