Form 10-K
period 2008-07-31
GLOBAL INNOVATION CORP.
filed 2008-10-22
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

The aggregate market value of the common stock held by non-affiliates of the registrant (3,440,315), based on the closing sale price of the Common Stock as reported by the OTCBB on January 31, 2008, was $1,376,126.

For the purposes of this computation, shares of Common Stock held by all officers, directors and 10% owners of the registrant are deemed to be affiliates and have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 6, 2008, there were 10,179,337 shares of the issuer's Common Stock outstanding.

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

PART I

BUSINESS

Global Innovation Corp. (the "Company" or "GIC") is a Delaware corporation, doing business through its subsidiary Best Circuit Boards, Inc. in Wylie, Texas. Integrated Performance Systems, Inc. was reincorporated in Delaware under the name Global Innovation Corp in November 2006.

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

Jacoby founded LSC in 1985. Prior to the Merger LSC was a privately held manufacturer of printed circuit boards located in Wylie, Texas. Prior to the Merger, the Company was a printed circuit board and electronics component manufacturer located in Frisco, Texas.

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

Customers and Markets

All of our circuit boards are manufactured on specific orders from the customer based upon the specifications prescribed in the customer's supplied data. The orders are manufactured and shipped directly from our factory to the customer by common carrier such as FedEx or UPS. The method of shipment is directed by the customer. We define customers as companies with multiple orders during our fiscal year. Our customers are primarily original equipment manufacturers (OEMs), however we also serve the electronic manufacturing service companies (EMS) to a lesser degree. Our largest customers, listed alphabetically, are Adtran, GE, Invensys, Lockheed Martin and Tyco Power Systems. We had 265, 233 and 218 customers for the years ended July 31, 2006, 2007 and 2008, respectively. The declining customer numbers are a result of smaller customers with infrequent orders and lower technology product finding lower cost options with competitors that focus more on those type orders. While the number of customers has declined over the past several periods, we are more diversified than we have been in the past, and we continue to reduce our dependence on a few large customers. We are still dependent, however, upon a number of major customers for a substantial portion of our net sales. Invensys and Tyco Power Systems accounted for approximately 18% and 16% respectively, of our net sales in fiscal year 2008. For fiscal 2007 Tyco Power Systems accounted for 27% and Invensys accounted for 18% of our net sales.

We primarily supply product to OEMs and EMS companies in North America. During 2008 we shipped our products to customers in Canada, China, Germany, Mexico, and the United Kingdom. These shipments represent less than one percent in the aggregate of our net sales with the remaining being shipped to customers located in the United States.

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

Market:	2006	2007	2008

Power/Heavy Copper	34%	33%	21%
Transportation	10%	13%	16%
Military/Defense	13%	14%	14%
Instrumentation/Controls	15%	22%	28%
Telecom	10%	11%	11%
Other	18%	7%	10%

Total	100%	100%	100%

Backlog

Backlog would be generally defined as purchase orders received and, in some cases, forecasted releases on long-term contracts over the next 12 months. The majority of our commercial customers release orders, whether through purchase orders or forecasted release schedules, within our standard lead time which is typically less than 30 days. Military customers typically schedule deliveries over a much longer period and in some cases longer than 12 months. Assembly customers will place orders based on long lead time components which could be 16-18 weeks. Customers placing orders for products purchased overseas will also place orders to accommodate extended lead times.

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

We provide OEMs and EMS companies with an end-to-end supply chain solution that supports their products and programs including design guidance that helps them produce efficient designs, in terms of cost and manufacturability, prototyping with proven material and process formulation, and volume production either in our factory or through assistance in transitioning production to a lower cost, off-shore supplier. We partner with the OEMs and EMS companies throughout the product life cycle to provide end-to-end supply chain solutions customized to the needs of our customers.

We provide our customers with "quick-turn" services which allow them to have a custom manufactured prototype in order to meet an end user requirement in as little as 24 hours. This valuable service allows us to charge a premium over the normal cost of similar orders delivered in 3-4 weeks. As our customers' demands for time-to-market solutions increase, this is a valuable resource that our flexibility allows us to provide to our customers.

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

Employees

As of July 31, 2008, we had a total of 179 employees.

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

Two customers accounted for approximately 34% of our net sales in fiscal year 2008, and approximately 45% of our net sales in fiscal year 2007. If we experience a decline in sales or lose one or more of our major customers it would negatively impact our business, results of operations, and financial condition. If one or more of these customers were unable to pay for goods and services we provided, our results of operations would be negatively impacted. We anticipate that a material percentage of our sales will continue to be derived from a small number of significant customers.

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

Consistent with our industry, except for certain military sales, we typically do not have long-term contracts with our customers. This means our net sales are generally subject to short-term variability in customer demand. While we have cancellation penalties with each phase of production, once production commences on a particular order, customers submitting purchase orders may cancel, reduce or delay their orders for a variety of reasons. This also means our backlog numbers may not be meaningful for any given period. The timing and amount of customer orders will vary due to increased or decreased demand for our customers' products; their inventory levels and inventory management strategies; changes in customers' purchasing policies, such as a decision to move production offshore, to purchase from a consolidated number of printed circuit board manufacturers, or to manufacture products internally; or timing of their new product introductions or any changes in their rollout schedules.

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

As of July 31, 2008 our balance sheet reflected $9.7 million of goodwill and intangible assets. When factors indicate that assets should be evaluated for possible impairment, we may be required to reduce the carrying value of our goodwill and intangible assets, which could harm our financial results during the periods in which such a reduction is recognized.

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

Products are manufactured to our customers' specifications which are highly complex and, despite our quality control and quality assurance efforts, there could be defects in the products we manufacture. Such defects, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. Since our products are used in products that are integral to our customers' businesses, defects or other performance problems could result in financial or other damages to our customers beyond the cost of the printed circuit board. Some of our products are used in aircraft and military equipment, the failure of which would have devastating effects on the end user and others. Our sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims. However, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time-consuming and costly to defend.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our corporate offices and manufacturing facility together occupy a 101,000 square foot building located in Wylie, Texas. We also occupy a 17,000 square foot facility in Rowlett, Texas that houses our assembly operations and 2,000 square feet of storage in Commerce, Texas. The Wylie facility is owned by the Company and is subject to a $5.0 million mortgage. We lease both the Rowlett and Commerce properties from an entity owned by our CEO. We believe that these facilities are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

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

On September 18, 2008 the parties reached a settlement in the case, the effectiveness of which was contingent upon the bankruptcy court's approval of the settlement agreement. Pursuant to the settlement agreement, the Company will pay the bankruptcy trustee the sum of $500,000 as follows: (1) $250,000 within fifteen (15) days after the bankruptcy court approves the settlement agreement; and (2) $250,000 within six (6) months after the bankruptcy court approves the settlement agreement. In exchange, the bankruptcy trustee and Gehan will release all claims against the Company.

The bankruptcy court recently approved the settlement and the Company is now obligated to make two $250,000 payments on October 3, 2008 and April 3, 2009. As of July 31, 2008, the Company recorded a charge of $500,000 to accrued legal expense related to this matter.

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

On December 5, 2005 the Company sued D. Ronald Allen and several entities affiliated with Allen. The Company asserts claims against Allen for, among other things, fraud, breach of contract arising out of the Merger agreement. The Company also seeks indemnity for liquidated and other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company's common stock held by those entities as of the date of the closing of the merger agreement between Best Circuit Boards, Inc. and IPS. The Company asserts that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims for indemnifiable costs under the Merger Agreement. The case has been abated pending resolution of the Gehan Properties lawsuit.

Due to the nature and status of this matter, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the specific amount or range of potential recovery.

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

The plaintiff recently made a settlement demand in the amount of $147,000. The Company has made a counter-proposal to plaintiff's demand, and the parties are in the process of negotiating a settlement. Due to the nature of the demand relative to the case, the Company recorded $147,000 to accrued legal expense for the year ended July 31, 2008.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Quarter Ending Date	High Bid	Low Bid

Fiscal 2008
July 31, 2008	$0.25	$0.25
April 30, 2008	$0.50	$0.20
January 31, 2008	$0.74	$0.15
October 31, 2007	$0.50	$0.30

Fiscal 2007
July 31, 2007	$0.75	$0.30
April 30, 2007	$1.06	$0.28
January 31, 2007	$1.50	$0.04
October 31, 2006	$0.09	$0.03

Holders

As of July 31, 2008 we had approximately 830 holders of our Common Stock. The number of record holders was determined from the records of our transfer agent; however, since many shares may be held by investors in nominee names such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding all equity compensation plans as of July 31, 2008 that provide for the award of securities or grant of options.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

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

	Year Ended July 31, (in thousands, except per share data)
Consolidated Statement of Operations Data	2004 (Proforma)	2005	2006	2007	2008

Net Sales	$28,320	$31,143	$34,604	$32,942	$33,488
Cost of Sales	24,855	25,517	28,122	26,635	26,299

Gross Profit	3,465	5,626	6,482	6,307	7,189
Selling, general and administrative expense	8,516	12,444	5,539	5,204	5,804

Income (loss) from Operations	(5,051)	(6,819)	943	1,103	1,385
Other Expense (Income)	412	4,654	454	850	939

Income (loss) before income taxes	(4,639)	(11,473)	489	253	446
Provision (benefit) for income taxes	(125)	123	174	73	98

Net income (loss)	$(4,764)	$(11,596)	$315	$180	$348
Other Comprehensive Income (loss), net of taxes of $31,321	-	-	-	(53)	(161)

Comprehensive income	$(4,764)	$(11,596)	$315	$127	$186

Net income per common share:
Basic	(7.34)	(6.05)	0.13	0.02	0.03

Diluted	(7.34)	(6.05)	0.06	0.02	0.03

Weighted average common shares
Basic	648,948	1,915,154	2,446,088	7,948,950	10,179,337

Diluted	648,948	1,915,154	11,319,248	10,179,337	10,179,337

	As of July 31,

Consolidated Balance Sheet Data:	2004	2005	2006	2007	2008

Total Assets	$6,989	$21,766	$22,816	$28,572	$30,089
Total Liabilities	3,283	11,436	12,201	18,543	19,874
Stockholders' Equity	3,705	10,330	10,615	10,029	10,216

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

Overview

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations for the years ended July 31, 2008, 2007, and 2006. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in this Form 10-K for the year ended July 31, 2008.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of net sales for the periods indicated:

	Year Ended July 31,

	2006	2007	2008

Net Sales	100%	100%	100%

Cost of goods sold	81.5	81.2	78.5

Gross Profit	18.5	18.8	21.5
SG&A	16.0	15.8	17.4

Income from Operations	2.4	3.0	4.1
Other Income (expense)	(1.0)	(2.2)	(2.8)

Income before Income Tax	1.4	0.8	1.3

Income Tax Provision (benefit)	0.5	0.2	0.3

Net Income (Loss)	0.9%	0.6%	1.0%

Comprehensive Income	0.9%	0.4%	0.6%

Revenues. Net sales for the year ended July 31, 2008 increased to $33,487,942 from $32,942,415 for the year ended July 31, 2007, a net increase of $545,527 or 1.7%. This increase is primarily attributable to sales to new customers partially offset by a sales decline at our largest customer. Net sales for the year ended July 31, 2007 decreased $1,661,852 or 4.8% from sales of $34,604,267 for the year ended July 31, 2006, primarily as a result a transition of some of our production to our Chinese manufacturing partners which reduced the top line revenue number.

Gross profit. Gross profit for the year ended July 31, 2008 increased by 14% or $881,712 to $7,187,132 from $6,307,420 in 2007. The increase in gross profit during 2008 is a result of a shift to higher technology products, continued focus on managing costs and processes and less price pressure as a result of increased manufacturing and transportation costs in other parts of the world. Gross profit for the year ended July 31, 2007 was $6,307,420 compared to $6,481,653 for the year ended July 31, 2006, a decrease of $174,233 or 2.7%. The decrease in gross profit dollars is a result of the reduction in top line revenue. Our gross margin increased to 21.5% in 2008 from 19.1% for fiscal 2007 and from 18.7% for fiscal 2006.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expenses for the year ended July 31, 2008 increased by $599,150 or 11.5% to $5,804,019 from $5,204,869 in fiscal 2007 primarily as a result of legal settlements in the amount of $647,000. SG&A expenses for the year ended July 31, 2007 decreased to $5,204,869 from $5,539,023 in fiscal 2006. The reduction during is primarily attributable to a reduction of approximately $350,000 in legal, professional and accounting fees.

Amortization of customer base. The customer base was recorded as a result of the Merger on November 24, 2004. Amortization expense was $542,049 for the years ended July 31, 2008, 2007 and 2006.

Interest expense. Interest expense increased to $620,127 for the year ended July 31, 2008 from $540,724 as a result of a new term note used to purchase manufacturing equipment. Interest expense increased to $540,724 for the year ended July 31, 2007 from $135,846 for the prior year. This increase is attributable to new mortgage on our Wylie facility and an increased LOC balance.

Interest expense - related party. The notes payable to a related party were issued to Jacoby, our CEO, in connection with the Merger. Interest expense to related party for the year ended July 31, 2008 was $340,600. Interest expense to related party for the years ended July 31, 2007 and 2006 was $340,667.

Other income. Other income is generally comprised of income from interest on cash balances. Interest income during 2008 decreased by $8,843 to $22,754 from $31,597, as a result of decreasing cash balances and lower rates. Interest income increased $13,624 in 2007 to $31,597 from $17,973 in 2006 as a result of increasing cash balances.

Income tax provision. For the year ended July 31, 2008, the income tax provision increased $207,715 from $72,297 from the year ended July 31, 2007. The income tax provision decreased to $72,297 for the year ended July 31, 2007 from $173,366 for the prior year. The changes are primarily related to the income earned in the respective periods.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings under our senior secured credit facility. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

Net working capital for the period ended July 31, 2008 increased to $2.8 million from $2.3 million as of July 31, 2007. The increase in working capital is primarily attributable to an increase of $1.7 million in inventory partially offset by an increase of $1.2 million in accounts payable.

For the period ended July 31, 2008, we have current liabilities in excess of current assets. The related party debt of $4,200,000 became current during the period ended October 31, 2007. Subsequent to July 31, 2008, management has successfully negotiated an extension of the $4,200,000 related party debt. The new maturity date is March 31, 2010 (see note 18). Based upon the renegotiation of the related party debt, current available borrowing capacity and our current level of operations, we believe that cash provided by operations along with funds available under our line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond.

Capital expenditures planned for the next twelve months consist of equipment to maintain the current operating capacity and technology level as well as the replacement of equipment that has reached the end of its useful life. Management estimates the amount of capital expenditures will not exceed $500,000 over the next twelve months.

Cash flows from operations. Net cash of $1,497,562 provided by operations for the year ended July 31, 2008 consisted of $1,623,686 provided by net income as adjusted for non-cash items offset by $126,124 used by working capital. This compares to net cash of $523,470 and $2,679,416 provided by operations for the prior two years ended July 31, 2007 and 2006, respectively, which consisted of $1,224,506 and $1,457,193 provided by net income as adjusted for non-cash items, and $701,036 provided by working capital in 2007 and $1,222,223 used by working capital in 2006.

Cash used for investing activities. Net cash of $819,199 used for investing in 2008 was for the acquisition of $830,130 in property and equipment partially offset by the $10,931 proceeds from the sale or equipment. Net cash of $7,764,345 was used for investing during 2007. Of this amount, $7,943,683 was used for the acquisition of the Wylie building and equipment, partially offset by a gain of $179,338 on proceeds from the sale of property. Net cash of $760,688 used for investing during 2006 was related to the acquisition of property and equipment.

Cash flows from financing activities. Net cash of $1,106,164 was used by financing activities during the year ended July 31, 2008. This consisted of $1,231,898 payments towards notes payable and $60,000 toward the repurchase of treasury stock offset partially by new borrowing of $185,734. Net cash of $6,601,486 received from financing activities during the year ending July 31, 2007 consisted of (1) new borrowing in the amount of $7,703,998, (2) $2,582,512 payments on notes payable and (3) $1,480,000 of new borrowing under a line of credit. Net cash of $341,189 used for financing activities during the year ended July 31, 2006 consisted of (1) repurchase of $30,000 of common stock of the Company, (2) $652,030 payments on notes payable, (3) interest payments to related party of $453,599, (4) payments on our line of credit in the amount of $1,455,560 offset by $2,250,000 in new borrowings under a new term note.

As of July 31, 2008 there was an outstanding balance of $358,000 under our existing $3 million line of credit. Borrowings on this line of credit during fiscal 2008 included amounts used to purchase new equipment.

Indebtedness and guarantees. At July 31, 2008 we have long-term indebtedness in the amount of $7,073,785. Current maturities of $1,309,100 exist as of July 31, 2008. We also have $4.2 million in related party debt. These related party notes bear 8% interest payable semiannually, with the principal due September 30, 2008. Subsequent to July 31, 2008, the Company negotiated an extension of the maturity date through March 31, 2010 (see note 18).

We expect that cash generated from operations will be sufficient to fund payments on our indebtedness as it becomes due, or that we will be able to refinance the debt under similar terms.

Contingent Liabilities. We are subject to certain contingent liabilities that are described in Note 11 to our financial statements. While we think it is unlikely that the Company will be required to pay these contingent liabilities, future actions against the Company regarding these liabilities could have a material adverse impact on the cash flow and liquidity of the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141R also establishes the disclosure requirements for a business combination. The provisions of SFAS No. 141R are effective for the Company's 2009 fiscal year, beginning on August 1, 2008 and would effect the financial reporting for any business combination subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated net income statement is presented and requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The provisions of SFAS No. 160 are effective for the Company's 2009 fiscal year, beginning August 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160, but it is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to interest rate risk as it relates to our senior credit facility. We have a LOC that bears interest at LIBOR + an applicable margin. A fluctuation of 1% on that term note would result in an additional interest expense of approximately $3,600 per year. As of July 31, 2008 the outstanding balance on that revolving line was $358,300.

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

Annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has performed an assessment of the design and effectiveness of our internal control over financial reporting as of July 31, 2008. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. We have identified several material weaknesses.

The Company lacks key corporate governance requirements such as having only one board member that is also the CEO, no independent board members, no audit committee or financial expert and no independent whistleblower number. The Company does not have any current plans to remediate these weaknesses.

The Company also has material weaknesses in its internal control environment including a limited number of information technology ("IT") personnel, IT security controls, IT infrastructure and limited global system access controls. Management is in the process of updating and improving the overall IT infrastructure and is reviewing various solutions to implement for remediation of these weaknesses.

Process level controls for inventory, income taxes and financial reporting have been identified as material weaknesses. There is not currently an effective perpetual inventory and costing system in place. The Company is in the process of implementing a new perpetual inventory and costing system that will improve the controls related to accounting for inventory and cost of goods sold. Management expects the implementation should be complete prior to the fiscal year ending July 31, 2009. The Company has limited in-house expertise in the area of accounting for income taxes. Due to the limited knowledge in-house, the Company is required to use outside services qualified to address this weakness.

As a result of these control weaknesses the Company is lacking internal control over its financial reporting. Based on our assessment through July 31, 2008, management concluded that, as of July 31, 2008, our internal control over financial reporting is not effective. Management is reviewing the quarterly financial reporting processes and expects to have improved processes in place prior to the fiscal year ending July 31, 2009.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth, with respect to each director, officer and significant employee as of July 31, 2008, his name, age, period of service, present position, if any, with the Company and other business experience. The Company's sole director serves a one-year term between annual meetings of shareholders. The director named below will serve until the next annual meeting of our shareholders or until his successor is duly elected and has qualified. Executive officers and significant employees serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer and any other director or executive officer, except as indicated below.

Brad Jacoby, age 51, is CEO, Chairman and sole Director of the Company. Mr. Jacoby founded LSC in 1985 in Wylie, Texas and has served as its CEO since its inception. Prior to founding LSC, Mr. Jacoby held various positions at Cuplex, Inc., a printed circuit board manufacturer.

Brent Nolan, age 42, is President and Chief Operating Officer ("COO") of the Company. Mr. Nolan joined the Company in 1993, was promoted to Vice President in 1996, and was named Chief Operating Officer of the Company in November 2004. Prior to joining the Company, he served as part of the management team at Cuplex, Inc.

Brad J. Peters, age 41, is Vice President and Chief Financial Officer ("CFO") of the Company. Mr. Peters joined the Company in 2000 and served as Sales and Customer Service Manager. He was promoted to Finance and Accounting Manager in 2004. In November 2004 he became the Company's Chief Financial Officer. Mr. Peters holds a Bachelor of Business Administration degree in Finance from Texas A&M University-Commerce and is a Certified Public Accountant. Prior to joining the Company, he held various positions at Asia Circuits, DDi Corp. and HR Industries.

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

Based solely upon a review of the copies of the Section 16 reports furnished to us, or written representations that no other reports were required during the fiscal year ended July 31, 2008, we believe that all Section 16(a) filing requirements applicable to our directors, officers and 10% Owners were complied with.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, our principal financial officer, and other senior management. A copy of our code of ethics is posted on our website at www.globalinnovationcorp.com.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid by the Company over the last three completed fiscal years to our Chief Executive Officer and each other executive officer who received compensation exceeding $100,000 during the fiscal year ended July 31, 2008 (each a "Named Executive Officer").

							(h)
							Change in
							Pension
	(b)					(g)	Value and
(a)	Year			(e)	(f)	Non-Equity	Nonqualified
Name and	Ended	(c)	(d)	Stock	Option	Incentive	Deferred	(i)	(j)
Principal Position	July 31,	Salary	Bonus	Awards	Awards	Plan	Compensation	All Other	Total

Brad Jacoby, CEO	2008	536,559	-	-	-	-	-	1,548 (4)	538,107
	2007	536,559	-	-	-	-	-	3,864 (4)	540,423
	2006	531,411	-	-	-	-	-	-	531,411
Brent Nolan, COO	2008	200,000	-	-	-	-	-	715 (4)	200,715
	2007	200,000	22,154 (2)	-	-	-	-	177 (4)	222,331
	2006	213,487	23,481 (1)	-	-	-	-	1,792 (4)	238,760
Brad J. Peters, CFO	2008	120,000	-	60,000 (3)	-	-	-	457 (4)	180,457
	2007	120,000	22,154 (2)	-	-	-	-	343 (4)	142,497
	2006	121,865	23,481 (1)	-	-	-	-	28 (4)	145,374

(1)  Represents bonuses earned in fiscal 2006, based on 2006 performance, that were paid in fiscal 2007.
(2)  Represents bonuses earned in fiscal 2007, based on 2007 performance, that were paid in fiscal 2008.
(3)  Represents a stock bonus of 150,000 shares of common stock granted in fiscal 2008.
(4)  Represents matching contributions by the Company under its 401(k) plan.

Option/SAR Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted during the fiscal year ended July 31, 2008.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table provides information about the number and value of unexercised options for the Named Executive Officers as of July 31, 2008. No stock options were exercised during the fiscal year ended July 31, 2008 and no stock appreciation rights have been granted.

Name	Number of Securities Underlying Unexercised Options/SARs as of July 31, 2008 (#) Exercisable/ Unexercisable	Value of Unexercised In-the- Money Options/SARS as of July 31, 2008 ($) Exercisable/ Unexercisable

None	0 / 0	0 / 0

Long-Term Incentive Plan ("LTIP") Awards

No awards under LTIP awards were made to any of the Named Executive Officers during the most recent fiscal year.

Compensation of Directors

Directors are not paid compensation as such, except for services performed in another capacity such as an executive officer.

Employment Contracts and Termination and Change-in-Control Arrangements

As of July 31, 2008 the Company had employment agreements with the following Named Executive Officers:

Brad Jacoby

Effective November 30, 2004 the Company entered into a three year employment agreement with its CEO, Mr. Jacoby. This agreement provides, among other things, for annual base compensation of $500,000, which may be increased from time to time at the discretion of the Board of Directors, and a bonus pursuant to objectives to be established by the Board of Directors from time to time. Payouts under such bonus plans shall range from 0% to 90% of base salary depending on actual performance. As of July 31, 2008, no such bonus objectives had been established.

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

Brent Nolan

Effective November 30, 2004 the Company entered into a two year employment agreement with its COO, Mr. Nolan. This agreement provides, among other things, for annual base compensation of $200,000, which may be increased from time to time at the discretion of the Board of Directors, and is eligible to participate in an executive bonus plan. The employment agreement stipulates that, at the end of its original two year term, the agreement shall automatically renew for successive one year terms unless notice is given by either party at least 90 days prior to the automatic renewal date.

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

Brad J. Peters

Effective November 30, 2004 the Company entered into a two year employment agreement with its CFO, Mr. Peters. This agreement provides, among other things, for annual base compensation of $85,000, which amount was increased to $120,000 in an amendment to the agreement effective September 1, 2005. The amount may be further increased from time to time at the discretion of the Board of Directors and is eligible to participate in an executive bonus plan.

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

Under the terms of their employment agreements, Mr. Jacoby, Mr. Nolan and Mr. Peters are eligible to participate in the annual grant of the Company's Stock Option Plan. As of July 31, 2008, no such plan had been approved by the Board of Directors and no options had been granted pursuant to any of the employment agreements.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of October 6, 2008 the number of shares of the Company's Common Stock beneficially owned by (i) each person known by the Company to be the holder of more than five percent (5%) of our Common Stock, (ii) each director or nominee for election as a director, (iii) each Named Executive Officer, and (iv) all of the Company's directors and Executive Officers as a group. Unless otherwise indicated, each holder has sole voting and investment power with respect to the shares of Common Stock owned by such holder. Our voting securities consist of our Common Stock. Except as otherwise noted, each person's address is c/o Global Innovation Corp., 901 Hensley Lane, Wylie, Texas 75098.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

D. Ronald Allen 17300 Dallas Parkway Suite 2040 Dallas, Texas 75248	Common	950,980 shares (1)	9.3%

Brad Jacoby	Common	5,234,182 shares	51.4%

Brent Nolan	Common	1,355,640 shares	13.3%

Brad J Peters	Common	150,000 shares	1.5%

All Directors and Named Executive Officers as a group (3 persons)	Common	6,739,022 shares	66.2%

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Brad Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into Common Stock at any time at a conversion price of $3.75 per share. Interest on the $1 million note was payable semi-annually, and the principal balance was due November 30, 2007. Interest on the $3.2 million notes was payable monthly and the principal was originally due February 28, 2005 and later extended to July 31, 2005. The Notes were secured by all assets of the Company and LSC, by the outstanding stock of LSC and by the Common Stock owned by D. Ronald Allen. On October 28, 2005 both of the Notes were refinanced and combined into a single note (the "New Note"), bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes adjusted for the reverse stock split. Interest expense and accrued interest related to the Notes totaled $341,600 for the fiscal year ended July 31, 2008. Subsequent to July 31, 2008, the maturity date of the note was extended to March 31, 2010.

During the years ended July 31, 2008, 2007 and 2006 the Company leased three facilities from JACCO Investments. The first facility is located in Rowlett, Texas and is used for the Company's assembly operation and the second is a storage facility located in Commerce, Texas. For the years ended July 31, 2008, 2007 and 2006, the Company incurred lease expense totaling $144,000, $161,935 and $906,000, respectively, and property tax expense totaling $18,789, $34,073, and $295,878, respectively, related to these operating leases (see Note 11 - Commitments and Contingencies).

On August 18, 2006, the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from Jacoby Family Limited Partnership II, whose general partner is Jacco Investments, Inc., a related party. The building was purchased for $6.3 million.

Chogie Manufacturing (Chogie) is a machine shop that is owned by the spouses of the Company's CEO and COO. Both spouses are also employees of the Company. Chogie is a vendor to the Company and provides machining services to the Company for metal backed products sold to our military customers. The Company contracts 1 employee to Chogie to work specifically on the Company's products. The actual cost of this employee is invoiced monthly to Chogie. During the years ended July 31, 2008, 2007 and 2006, the Company has been invoiced $666,279, $761,016, and $6,095, respectively, for these services.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

KBA Group LLP ("KBA") served as the Company's principal accountants for the years ended July 31, 2006, 2007 and 2008, and the Board of Directors has selected them to be the principal accountants for the 2009 fiscal year.

Fees billed to the Company by KBA for the fiscal years ending July 31, 2008, 2007 and 2006 were as follows:

	Fees
Services Rendered	FY 2008	FY 2007	FY 2006

Audit Fees	$95,500	$103,720	$96,800

Total	$95,500	$103,720	$96,800

Audit Fees for fiscal year 2008 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-Q. Audit fees for fiscal years 2007 and 2006 were for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB.

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

10.16*	Third Amendment to Loan Agreement by and among Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. dated May 31, 2007.

10.17*	Additional Equipment Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp., and Amegy Bank N.A. in the amount of $2,650,000, dated May 31, 2007.

10.18*	Amended and Restated Subordination Agreement by and between Best Circuit Boards, Inc., Global Innovation Corp, Brad Jacoby and Amegy Bank N.A. dated May 31, 2007.

10.19*	Revolving Credit Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. in the amount of $3,000,000 dated August 14, 2007.

10.20**	Revolving Credit Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. in the amount of $3,000,000 dated August 23, 2008.

21*	Subsidiaries of the Company. (filed as Exhibit 21 to the Company's Form 10-KSB as filed January 5, 2006).

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Incorporated herein by reference to the respective filings identified above.

**     Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATON CORP

Date: October 22, 2008	By:	/s/ BRAD JACOBY

Brad Jacoby
Chief Executive Officer, Chairman and sole Director

Date: October 22, 2008	By:	/s/ BRAD J. PETERS

Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GLOBAL INNOVATION CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sole Director and Stockholders
Global Innovation Corp.

We have audited the accompanying consolidated balance sheets of Global Innovation Corp. and subsidiaries (the "Company") as of July 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Innovation Corp. and subsidiaries as of July 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended July 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

KBA GROUP LLP
Dallas, Texas
October 16, 2008

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2007 and 2008

ASSETS
	2008	2007

Current assets:
Cash	$783,195	$1,210,996
Trade accounts receivable, net of allowance for doubtful
accounts and returns of $179,015 and $89,697, respectively	4,746,497	4,182,374
Inventory	5,062,762	3,213,104
Deferred income tax asset	520,270	290,903
Other current assets	310,699	616,310

Total current assets	11,423,423	9,513,687

Property and equipment, net	8,986,444	8,015,744

Other assets:
Goodwill	7,188,914	8,151,712
Customer base, net	2,348,878	2,890,927
Deferred tax asset-long term	141,652	-

	9,679,444	11,042,639

Total assets	$30,089,311	$28,572,070

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$358,300	$1,480,000
Accounts payable	4,841,083	3,367,423
Accrued expenses (including $113,867 to related party at July 31, 2008 and 2007)	1,556,955	1,345,910
Income tax payable	209,452	126,624
Interest rate swap liability	325,133	84,720
Notes payable, current portion	1,309,100	839,929

Total current liabilities	8,600,023	7,244,606

Long-term liabilities:
Notes payable, net of current portion	7,073,785	6,209,166
Note payable to related party	4,200,000	4,200,000
Deferred income tax liability	-	889,258

Total long-term liabilities	11,273,785	11,298,424

Commitments and contingencies (see Note 11)

Stockholders' equity:
Common stock: par value $0.01; 25,000,000 shares authorized,
10,179,337 shares issued and outstanding	101,792	101,792
Additional paid-in capital	18,321,284	18,321,284
Retained deficit	(7,992,975)	(8,340,637)
Accumulated other comprehensive income	(214,598)	(53,399)

Total stockholders' equity	10,215,503	10,029,040

Total liabilities and stockholders' equity	$30,089,311	$28,572,070

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
Years Ended July 31, 2008, 2007 and 2006

	Years Ended July 31,

	2008	2007	2006

Net sales	$33,487,942	$32,942,415	$34,604,267
Cost of sales (including $807,783, $957,352,
and $1,128,804, respectively, to related parties)	26,298,810	26,634,995	28,122,614

Gross profit	7,189,132	6,307,420	6,481,653
Selling, general and administrative expenses
(including $14,651, $17,641 and $108,169,
respectively, to related party)	4,614,970	4,662,820	4,996,974
Legal settlements	647,000	-	-
Amortization of customer base	542,049	542,049	542,049

	5,804,019	5,204,869	5,539,023

Income from operations	1,385,113	1,102,551	942,630

Other (income) expense:
Interest expense	620,127	540,724	135,846
Interest expense - related party	341,600	340,667	340,667
Interest income	(22,753)	(31,597)	(17,973)
(Gain) on extinguishment of debt	-	-	(2,510)
Other income	-		(2,041)

	938,974	849,794	453,989

Income before provision for income taxes	446,139	252,758	488,641

Provision for income taxes	98,477	72,297	173,366

Net income	347,662	180,461	315,275

Unrealized loss on interest rate swap derivative,
net of taxes of $79,214, $31,321 and $0, respectively	(161,199)	(53,399)	-

Comprehensive income	$186,463	$127,062	$315,275

Net income per share, basic	$0.03	$0.02	$0.13

Net income per share, diluted	$0.03	$0.02	$0.06

Weighted average common shares outstanding, basic	10,179,337	7,948,950	2,446,088

Weighted average common shares outstanding, diluted	10,179,337	10,179,337	11,319,248

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

						Accumulated
	Preferred Stock		Common Stock		Additional	Other
					Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Amount	Income	Deficit	Total

Balance at July 31, 2005	193,829	$ 1,938	2,446,177	$ 24,460	$ 18,426,678	$ -	$ (8,123,157)	$ 10,329,919

Net income	-	-	-	-	-	-	315,275	315,275
Repurchase and retirement of common shares	-	-	(20,000)	(200)	(29,800)	-	-	(30,000)

Balance at July 31, 2006	193,829	1,938	2,426,177	24,260	18,396,878	-	(7,807,882)	10,615,194

Conversion of Series F Preferred to Common	(193,829)	(1,938)	7,753,160	77,532	(75,594)	-	-	-

Deemed dividend in connection with
purchase of building from related party	-	-	-	-	-	-	(713,216)	(713,216)

Other comprehensive income	-	-	-	-	-	(53,399)	-	(53,399)

Net income	-	-	-	-	-	-	180,461	180,461

Balance at July 31, 2007	-	-	10,179,337	101,792	18,321,284	(53,399)	(8,340,637)	10,029,040

Other comprehensive income	-	-	-	-	-	(161,199)	-	(161,199)

Net income	-	-	-	-	-	-	347,662	347,662

Balance at July 31, 2008	-	$ -	10,179,337	$ 101,792	$ 18,321,284	$ (214,598)	$ (7,992,975)	$ 10,215,503

See accompanying notes to consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended July 31, 2008, 2007 and 2006

	Years Ended July 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$347,662	$180,461	$315,275
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,645,066	1,349,219	1,105,950
Stock based compensation	60,000	-	-
(Gain) loss on disposition of property and equipment	(20,263)	(179,338)	108,002
Deferred tax expense	(218,265)	(125,836)	(69,524)
Gain on extinguishment of debt	-	-	(2,510)
Changes in operating assets and liabilities:
Trade accounts receivable	(564,123)	88,044	(146,317)
Inventory	(1,849,658)	(830,668)	(301,986)
Prepaid expenses and other assets	329,611	(240,038)	(279,975)
Income tax payable (receivable)	82,828	(35,354)	843,438
Accounts payable	1,473,660	177,742	673,556
Accrued expenses	211,044	139,238	433,507

Net cash provided by operating activities	1,497,562	523,470	2,679,416

Cash flows from investing activities:
Proceeds from sale of property and equipment	10,931	179,338	-
Acquisition of property and equipment	(830,130)	(7,943,683)	(760,688)

Net cash used in investing activities	(819,199)	(7,764,345)	(760,688)

Cash flows from financing activities:
Interest paid to related parties	-	-	(453,599)
Repurchase of common stock	(60,000	-	(30,000)
Borrowing on line of credit	-	1,480,000	(1,455,560)
Borrowing on notes payable	185,734	7,703,998	2,250,000
Payments on notes payable	(1,231,898)	(2,582,512)	(652,030)

Net cash provided by (used in) financing activities	(1,106,164)	6,601,486	(341,189)

Net increase (decrease) in cash	(427,801)	(639,409)	1,577,559

Cash, beginning of period	1,210,996	1,850,405	272,866

Cash, end of period	$783,195	$1,210,996	$1,850,405

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Years Ended July 31,

	2008	2007	2006

Supplementary disclosure of cash flow information:
Interest paid	$956,400	$801,964	$582,169

Income taxes paid (refunded)	$234,301	$235,621	$(600,548)

Non-cash financing and investing activities
Property and equipment purchased with debt	$1,258,255	$147,649	$-

Conversion of preferred stock to common stock	$-	$77,532	$-

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance. The Company also provides for estimated sales returns through a charge to earnings and a credit to a valuation allowance.

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. The allowance for obsolescence at July 31, 2008 was $396,830. Fixed costs related to excess manufacturing capacity, freight, handling costs, scrap and spoilage are expensed when incurred. At July 31, 2008, inventory consisted of $1,736,306 in raw materials, $1,428,279 in work in process, and $1,898,177 in finished goods.

During the twelve months ended July 31, 2008, the Company changed its methodology of determining the valuation allowance for certain inventory overage items. Overage items are finished goods manufactured that are in excess of specific order quantities due to manufacturing process parameters and which are available and used for the fulfillment of future sales. The change in the estimate resulted in an increase to inventory at July 31, 2008 in the amount of approximately $514,000 and a decrease to cost of sales in the same amount for the twelve months ended July 31, 2008.

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

Impairment of Long-lived Tangible Assets and Definite-Lived Intangible Assets

Long-lived tangible assets and definite lived intangible assets, including property and equipment and customer base, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. Impairment is recognized for the difference between the carrying amount and the fair value of the asset, generally estimated using discounted cash flows. The weighted average amortization period remaining for the customer base is four years.

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

Derivative Financial Instruments

The Company uses derivatives only to hedge against changes in interest rates related to debt, as opposed to their use for trading purposes. SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, requires that derivatives be recorded at fair value. The fair value of swap contracts is determined based on the difference between the derivative's fixed contract price and the underlying market price at the determination date and is confirmed by counterparts to the derivative.

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

Stock-Based Employee Compensation

The Company adopted SFAS 123(R) in August 2006, which requires the measurement and recognition of compensation expense for all equity awards made to employees and directors, including employee stock options, restricted stock and employee stock purchases related to all stock-based compensation plans based on estimated fair values.

During the year ended July 31, 2008, the Company repurchased 150,000 common shares for cash in the amount of $60,000. These shares were reissued to an officer of the Company as a stock bonus on July 7, 2008 and were recorded as compensation expense (see note 15).

During the years ended July 31, 2007 and 2006 no grants or stock-based compensation were awarded.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. For the year ended July 31, 2006 diluted weighted average common shares outstanding include 7,753,160 common shares issuable upon conversion of preferred stock and common shares issuable upon conversion of the convertible note payable to related parties. For the year ended July 31, 2007 diluted weighted average common shares outstanding include 2,230,361 common shares issuable upon conversion of preferred stock but do not include common shares issuable upon conversion of the convertible note payable to related parties as they are antidilutive. For July 31, 2008 the common shares issuable upon conversion of the convertible note payable is excluded from diluted weighted average shares as they are antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For the years ended July 31,

	2008	2007	2006

Numerator
Numerator for basic earnings per share - net income	$347,662	$180,461	$315,275
Effect of dilutive securities on net income	-	-	340,667

Numerator for diluted earnings per share	$347,662	$180,461	$655,942

Denominator
Denominator for basic earnings per share	10,179,337	7,948,950	2,446,088
Convertible preferred stock	-	2,230,361	7,753,160
Convertible note	-	-	1,120,000

Denominator for diluted earnings per share	10,179,337	10,179,311	11,319,248

Basic earnings per share	$0.03	$0.02	$0.13

Diluted earnings per share	$0.03	$0.02	$0.06

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes the principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. SFAS No. 141R also establishes the disclosure requirements for a business combination. The provisions of SFAS No. 141R are effective for the Company's 2009 fiscal year, beginning on August 1, 2008 and would effect the financial reporting for any business combination subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated net income statement is presented and requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The provisions of SFAS No. 160 are effective for the Company's 2009 fiscal year, beginning August 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160, but it is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 - MAJOR CUSTOMERS, VENDORS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation ("FDIC") insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. As of July 31, 2008, the Company has approximately $600,000 in deposits above the FDIC limits.

At July 31, 2008 two customers accounted for approximately 32% of the Company's total accounts receivable. These same two customers represented 59% of the Company's total accounts receivable at July 31, 2007. The Company grants credit to its customers without collateral. Management has evaluated accounts receivable at July 31, 2008 and has provided an allowance for estimated uncollectible accounts. In the event of complete non-payment of accounts receivable, the maximum exposure to the Company is limited to the accounts receivable amount on the balance sheet.

For the year ended July 31, 2008 the combined revenue from two customers accounted for approximately 34% of the Company's net sales. For the years ended July 31, 2007 and 2006, the combined revenue from those two customers accounted for approximately 45% and 46% of net sales respectively. The loss of one or more of our major customers would negatively impact our business, results of operations and financial condition.

For the year ended July 31, 2008 two vendors accounted for approximately 52% of the purchases of raw materials. For the year ended July 31, 2007 and 2006 two vendors accounted for approximately 42% and 37% of the purchases of raw materials, respectively. Management believes there is not a concentration risk in that other suppliers are capable of providing the needed materials if the current vendors could not meet the Company's requirements.

NOTE 4 - STOCKHOLDERS' EQUITY

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

In November 2006 the CEO and sole director, converted 193,829 shares of Series F preferred stock into 7,753,160 shares of common stock in connection with a reincorporation and reverse stock split. IPS merged into GIC, a Delaware corporation, at a rate of 1 common share of GIC for every 25 common shares of IPS. The number and amounts of the Company's common stock for all periods presented have been adjusted to reflect the reverse split.

The Company repurchased 150,000 common shares for $60,000 during the year ended July 31, 2008 and reissued the shares to an officer of the Company.

NOTE 5 - INVENTORY

Inventory consists of the following at July 31, 2008 and 2007:

	2008	2007

Raw materials	$1,736,306	$1,224,565
Work in process	1,428,279	646,911
Finished goods, net of $396,830 and $0 respectively, for reserve for obsolescence	1,898,177	1,341,628

	$5,062,762	$3,213,104

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2008 and 2007:

	2008	2007

Building	$5,201,363	$5,201,363
Plant machinery and equipment	8,679,900	7,882,011
Leasehold improvements	450,444	430,399
Computer software and equipment	725,252	556,143
Furniture and office equipment	387,200	375,858
Motor vehicles	251,694	251,694

	15,695,853	14,697,468
Accumulated depreciation and amortization	(6,709,409)	(6,681,724)

	$8,986,444	$8,015,744

Depreciation and amortization expense for property and equipment totaled $1,103,017, $807,170 and $563,901 for the years ended July 31, 2008, 2007 and 2006, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2008 and 2007:

	2008	2007

Compensation and benefits	$568,989	$924,828
Interest payable to related party	113,867	113,867
Property, sales and franchise taxes	195,242	203,694
Legal settlements (see note 11)	647,000	-
Other accrued expenses	31,857	103,521

	$1,556,955	$1,345,910

NOTE 8 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with a bank which is due on demand, bears interest at the bank's prime rate plus 1.5% (3.96% at July 31, 2008) and matured August 13, 2008. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory. At July 31, 2008 the outstanding balance under this LOC was $358,300 and the Company was in compliance with all its covenants. Subsequent to July 31, 2008, the Company has renewed the LOC. (See note 18)

During the year ended July 31, 2008, the Company used the LOC to fund approximately $1.5 million plus an additional $500,000 cash for the purchase of capital equipment and subsequently transferred this balance to a new term note (see note 9).

NOTE 9 - NOTES PAYABLE

Notes payable consists of the following at July 31, 2008 and 2007:

	2008	2007

Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011, collateralized by substantially all of the Company's assets	$1,233,333	$1,633,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013, collateralized by substantially all of the Company's assets. ("Real Estate Note")	4,972,917	5,247,917

Note payable to financial institution payable in monthly installments of $38,524 plus interest at 7.75%, collateralized by substantially all of the Company's assets	2,003,261	-

Note payable to financing company	144,053	156,303

Other	29,321	11,542

Total notes payable	8,382,885	7,049,095

Less current maturities of notes payable	(1,309,100)	(839,929)

Total notes payable, less current maturities	$7,073,785	$6,209,166

Future maturities of notes payable are as follows for the years ended July 31:
2009	$1,309,100
2010	1,138,855
2011	1,137,291
2012	770,624
Thereafter	4,027,015

$8,382,885

Interest Rate Swap

In connection with the Real Estate Note, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the Real Estate Note. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate swap liability in the amount of $325,133 at July 31, 2008. The $240,413 change in the interest rate swap liability was recorded to comprehensive income net of tax amount of $79,214 during the year.

NOTE 10 - NOTE PAYABLE TO RELATED PARTY

On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Jacoby in conjunction with the Merger. The Notes bore interest at 8% and were convertible into common stock at any time at a conversion price of $3.75 per share. Interest on the $1 million note was payable semi-annually and the principal balance was due November 30, 2007. Interest on the $3.2 million note was payable monthly and the principal was originally due February 28, 2005, and later extended to July 31, 2005. The Notes were secured by 1) all assets of the Company and LSC, subordinated to Amegy Bank, 2) the outstanding stock of LSC and 3) the Company common stock owned by Ron Allen, the previous CEO of IPS. On October 28, 2005 both the Notes were refinanced and combined into a single note (the "New Note") bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes. On September 5, 2008 the Company entered into an extension of the maturity date through March 31, 2010 (see note 18).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain office and warehouse facilities, vehicles and office equipment under non-cancellable operating lease agreements. Through July 31, 2008 the office and warehouse facilities were leased from JACCO Investments, an entity owned by Jacoby.

Future minimum lease commitments for the year ending July 31 are as follows:

	Related
	Party	Other	Total

2009	$120,000	$255,797	$375,797
2010	120,000	42,562	162,562
2011	50,000	11,970	61,970

	$290,000	$310,329	$600,329

For the years ended July 31, 2008, 2007 and 2006 rent expense under related party operating leases was $144,000, $161,935 and $906,000, respectively, and rent expense under all other operating leases was $340,717, $382,092 and $349,639, respectively.

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

On September 18, 2008 the parties reached a settlement in the case, the effectiveness of which was contingent upon the bankruptcy court's approval of the settlement agreement. Pursuant to the settlement agreement, the Company will pay the bankruptcy trustee the sum of $500,000 as follows: (1) $250,000 within fifteen (15) days after the bankruptcy court approves the settlement agreement; and (2) $250,000 within six (6) months after the bankruptcy court approves the settlement agreement. In exchange, the bankruptcy trustee and Gehan will release all claims against the Company. The bankruptcy court approved the settlement on September 18, 2008 and the Company is now obligated to make two $250,000 payments on October 3, 2008 and April 3, 2009. As of July 31, 2008, the Company recorded an accrued legal settlement in the amount of $500,000 related to this settlement.

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

On December 5, 2005 the Company sued D. Ronald Allen and several entities affiliated with Allen. The Company asserts claims against Allen for, among other things, fraud, breach of contract arising out of the Merger agreement. The Company also seeks indemnity for liquidated and other as-yet unliquidated claims for potential indemnifiable costs. The Company asserts claims for constructive trusts against the entity defendants regarding the Company's common stock held by those entities as of the date of the closing of the merger agreement between Best Circuit Boards, Inc. and IPS. The Company asserts that some or all of the common stock held by these entities was required to be tendered into escrow in order to satisfy claims for indemnifiable costs under the same merger agreement. The case has been abated pending resolution of the Gehan Properties lawsuit.

Due to the nature and status of this matter, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the specific amount or range of potential recovery.

Anna Stock, Permanent Dependent Administrator for the Estate of Dennis R. Ranzou, Deceased v. Integrated Performance Systems, Inc, Sundial Development Corp., and Global Innovation Corp.; Cause No. 340,914; Pending in the Probate Court No. 1 of Harris County, Texas

On May 23, 2007 the plaintiff sued the Company and another entity asserting claims for breach of contract for failure to pay a promissory note dated April 2, 2002 in the principal amount of $210,000.00 plus interest. The current principals of the Company had no knowledge of any such note and the same was not disclosed prior to Best Circuit Boards, Inc.'s November 2004 Merger with Integrated Performance Systems, Inc. The plaintiff recently made a settlement demand in the amount of $147,000. The Company has made a counter-proposal to plaintiff's demand, and the parties are in the process of negotiating a settlement. Due to the nature of the demand relative to the case, the Company recorded $147,000 to accrued legal expense during the year ended July 31, 2008.

NOTE 12 - INCOME TAXES

The income tax provision for the years ended July 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Current expense	$316,742	$198,132	$242,890
Deferred expense	(218,265)	(125,835)	(69,524)

	$98,477	$72,297	$173,366

Significant temporary differences used in the computation of deferred taxes are as follows:
	2008	2007

Deferred income tax assets, current
Accrued vacation	$106,360	$109,480
Allowance for bad debt and sales returns	62,655	33,161
Interest rate swap liability	110,535	31,321
Accrued bonus	13,135	65,037
Accrued interest	38,715	51,904
Accrued legal	49,980	-
Reserve for obsolescence	138,890	-

	$520,270	$290,903

Deferred income tax assets (liabilities), non-current
Depreciation of property and equipment	$137,939	$179,517
Net operating loss carry forwards	2,449,145	2,823,527
Valuation allowance	(1,646,813)	(2,823,526)
Customer base	(798,619)	(1,068,776)

	$141,652	$(889,258)

The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:
	2008	2007	2006

Statutory federal tax rate, provision (benefit)	34%	34%	34%
Domestic manufacturing deduction	(2)%	0%	(3)%
Other	(12)%	0%	1%
State income taxes, net of federal tax benefit	4%	(5)%	3%

Effective tax rate	22%	29%	35%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods during which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the period ended July 31, 2008, management determined that there was sufficient and consistent evidence that the company will be able to realize a portion of the benefit of the NOL carry forward for the next five fiscal years. As a result of this assessment, management recorded a decrease in the valuation allowance of $802,332. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination. In addition, the Company utilized $160,466 of the NOL carry forward to reduce the current year tax expense.

At July 31, 2008 the Company had tax net operating loss carry forwards ("NOLs") of approximately $7,200,000 that begin to expire in 2018. The utilization of these NOLs is limited due to the change in ownership of a majority of the outstanding shares of the Company. During the year ended July 31, 2008, the Company utilized NOLs totaling $471,960.

NOTE 13 - RELATED PARTY TRANSACTIONS AND GUARANTEES

During the years ended July 31, 2008, 2007 and 2006 the Company leased various facilities from JACCO Investments. For the years ended July 31, 2008, 2007 and 2006 the Company incurred lease expense totaling $144,000, $161,935, and $906,000, respectively, and property tax expense totaling $18,789, $34,073 and $295,878, respectively, related to these operating leases (see Note 11 - Commitments and Contingencies).

On August 18, 2006, the Company purchased its 101,000 square foot manufacturing facility in Wylie, Texas from JFLP, whose general partner is Jacco Investments, Inc., a related party. The building was purchased for $6.3 million. The real estate has been recorded at the historical basis of JFLP and the excess of the purchase consideration over the historical basis (net of deferred taxes) has been recorded as a distribution to the majority stockholder in the amount of $713,216. The purchase price consisted of a note payable for $5.5 million, the assumption of a loan totaling $147,649 and a cash payment of $685,264. The Company previously leased this facility from JFLP under a long-term lease. Prior to the purchase, the Company guaranteed the JFLP notes secured by the property. As a result of this transaction, the notes have been satisfied and the Company is no longer a guarantor of the notes held by JFLP.

Interest expense to related party totaled $341,600 during 2008 and $340,667 for the years ended July 31, 2007 and 2006.

Jacoby and an employee of the Company each own a 50% interest in Dowtech, Inc. ("Dowtech"). During the years ended July 31, 2008, 2007 and 2006 the Company paid Dowtech approximately $10,000, $17,968 and $29,000, respectively, in royalties.

Chogie Manufacturing (Chogie) is a machine shop that is owned by the spouses of the Company's CEO and COO. Both spouses are also employees of GIC. Chogie is a vendor to GIC and provides machining services to GIC for metal backed products sold to our military customers. GIC contracts one employee to Chogie to work specifically on GIC products. The actual cost of this employee is invoiced monthly to Chogie. During the years ended July 31, 2008, 2007 and 2006, GIC incurred costs totaling $649,645, $761,016 and $6,095 respectively, for these services.

NOTE 14 - STOCK OPTIONS AND WARRANTS

As of July 31, 2008 there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of July 31, 2008 there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

NOTE 15 - OTHER STOCK-BASED COMPENSATION

The Company recorded stock based compensation of $60,000 during the year ended July 31, 2008 related to a bonus of 150,000 common shares issued to an officer of the Company. No stock based compensation was recorded during the years ended July 31, 2007 or 2006.

NOTE 16 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan (the "Plan") with a 401(k) provision. Eligible employees can make contributions to the Plan. Company contributions are discretionary. During the years ended July 31, 2008, 2007 and 2006 the Company contributed $24,203, $21,796, and $19,012, respectively, to the Plan.

NOTE 17 - QUARTERLY FINANCIAL DATA

The following unaudited selected quarterly results of operations data for the years ended July 31, 2008 and 2007 have been derived from the Company's unaudited consolidated financial statements, which in the opinion of management have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as port of this Form 10-K. The operating results for the quarters presented are not necessarily indicative of the operating results of any future period. The Company uses 3-month fiscal quarter accounting period with the first quarter ending on October 31 and the fourth quarter ending on July 31.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended July 31, 2007
Net Sales	$9,422,696	$8,090,218	$7,619,536	$7,809,965
Gross Profit	$1,711,674	$1,341,376	$1,648,736	$1,495,244
Net income	$85,224	$(1,999)	$180,825	$(83,589)
Comprehensive Income	$(7,300)	$40,021	$134,039	$(39,698)
Earnings per share
Basic	$0.04	$0.00	$0.02	$(0.01)
Diluted	$0.02	$0.00	$0.02	$(0.01)

Year Ended July 31, 2008
Net Sales	$8,439,772	$8,296,007	$8,323,644	$8,428,519
Gross Profit	$1,789,845	$1,932,569	$1,728,702	$1,738,016
Net income	$101,578	$316,873	$186,594	$(257,384)
Comprehensive Income	$40,555	$125,553	$229,341	$(208,986)
Earnings per share
Basic	$0.01	$0.03	$0.02	$(0.04)
Diluted	$0.01	$0.03	$0.02	$(0.04)

NOTE 18 - SUBSEQUENT EVENTS

On September 5, 2008, the Company successfully negotiated an extension of the $4.2 million related party debt. The new maturity date is March 31, 2010 and carries the same terms as the note that expired on September 30, 2008.

On September 10, 2008, the Company and Amegy Bank renewed the existing $3 million LOC for an additional twelve months. The interest rate on the renewal increased from LIBOR +1.75 to LIBOR + 2.25% and a fee of ½ of 1% of the unused balance will be charged. The amount of inventory that is eligible for the borrowing base calculation has increased from $1 million to $1.2 million.

On September 18, 2008, the Company settled the Gehan litigation in the amount of $500,000. Payments of $250,000 are due October 3, 2008 and April 3, 2009.