Form 10-Q
period 2008-10-31
GLOBAL INNOVATION CORP.
filed 2008-12-15
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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
Yes [   ]   No [X]

At December 12, 2008 there were 10,179,337 shares of the issuer's common shares outstanding.

GENERAL INDEX

		Page
		Number

	PART I -
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)

	October 31,	July 31,
ASSETS	2008	2008

Current assets:
Cash	$877,516	$783,195
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $127,330 and $179,015 at October 31, 2008 and July 31, 2008, respectively	4,634,544	4,746,497
Inventory, net	4,549,858	5,062,762
Deferred income tax asset	502,981	520,270
Other current assets	182,353	310,699

Total current assets	10,747,252	11,423,423

Property and equipment, net	9,061,572	8,986,444

Other assets:
Goodwill	7,148,798	7,188,914
Customer base, net	2,213,366	2,348,878
Deferred tax asset	190,646	141,652

	9,552,810	9,679,444

Total assets	$29,361,634	$30,089,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$608,300	$358,300
Accounts payable	4,052,959	4,841,083
Accrued expenses (including interest owed to related party of $28,933 and $113,867 at October 31, 2008 and July 31, 2008, respectively)	1,494,657	1,556,955
Current income tax payable	96,743	209,452
Interest rate swap liability	373,239	325,133
Notes payable, current portion	1,321,532	1,309,100

Total current liabilities	7,947,430	8,600,023

Long-term liabilities:
Notes payable, net of current maturities	6,870,250	7,073,785
Convertible note payable to related party	4,200,000	4,200,000

Total long-term liabilities	11,070,250	11,273,785

Stockholders' equity:
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 shares issued and outstanding	101,792	101,792
Additional paid-in capital	18,321,284	18,321,284
Accumulated deficit	(7,832,774)	(7,992,975)
Accumulated other comprehensive income	(246,348)	(214,598)

Total stockholders' equity	10,343,954	10,215,503

Total liabilities and stockholders' equity	$29,361,634	$30,089,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,

	2008	2007

Net sales	$9,367,803	$8,439,772

Cost of sales (including $220,078 and $193,025, respectively to related party)	7,373,537	6,649,927

Gross profit	1,994,266	1,789,845

Expenses:
Selling, general and administrative expenses	1,363,944	1,195,151
Amortization of customer base	135,512	135,512

	1,499,456	1,330,663

Income from operations	494,810	459,182

Other expense, net (including interest expense to related party of $85,867 and $85,267, respectively)	(241,047)	(236,615)

Income before provision for income taxes	253,763	222,567

Provision for income taxes	(93,563)	(120,989)

Net income	160,200	101,578

Other comprehensive loss:
Unrealized loss on interest rate swap derivative, net of tax benefit of $16,356 and $35,839, respectively	(31,750)	(61,023)

Comprehensive income	$128,450	$40,555

Net income per share
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Weighted average common shares outstanding
Basic	10,179,337	10,179,337

Diluted	10,179,337	10,179,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31,

	2008	2007

Cash flows from operating activities:
Net income	$160,200	$101,578
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	438,727	358,271
Deferred tax expense	31,707	1,649
Changes in operating assets and liabilities:
Trade accounts receivable	111,953	(405,408)
Inventory	512,904	(535,268)
Prepaid expenses and other	128,346	247,400
Income tax receivable (payable)	(112,709)	(7,284)
Accounts payable	(788,124)	1,139,174
Accrued expenses	(69,237)	(425,362)

Net cash provided by operating activities	413,767	474,750

Cash flows from investing activities:
Acquisition of property and equipment	(184,110)	(17,747)

Net cash used in investing activities	(184,110)	(17,747)

Cash flows from financing activities:
Borrowings on notes payable	-	172,703
Borrowings on line of credit	250,000	-
Payments on notes payable	(385,336)	(245,560)

Net cash used in financing activities	(135,336)	(72,857)

Net increase in cash	94,321	384,146
Cash, beginning of period	783,195	1,210,996

Cash, end of period	$877,516	$1,595,142

Supplementary disclosure of cash flow information:
Interest paid	$328,502	$320,684

Income taxes paid	$181,505	$126,624

Non-cash financing activities:
Property and equipment purchased with debt	$194,233	$727,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
October 31, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Global Innovation Corp. and its subsidiaries (the "Company" or "GIC"), pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments consisting of normal recurring entries, which, in the opinion of the Company, are necessary to present fairly the results for the interim periods. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2009.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended July 31, 2008, filed on October 22, 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. The allowance for obsolescence at October 31, 2008 was $396,830. At October 31, 2008, net inventory consisted of $1,473,210 in raw materials, $1,004,773 in work in process, and $2,071,876 in finished goods.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and the conversion of the Company's notes payable for all periods presented.

Common shares issuable upon conversion of convertible notes payable to related parties were excluded from the calculation of diluted earnings per share for the three months ended October 31, 2008 because the effect of the conversion is antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market prices and the effect would be antidilutive.

NOTE 3 - CONCENTRATIONS OF RISK

At October 31, 2008, two customers accounted for approximately 29% of the total accounts receivable. For the three months ended October 31, 2008 and 2007 respectively, these customers accounted for approximately 26% and 36% of net sales respectively.

NOTE 4 - INCOME TAXES

Significant temporary differences used in the computation of deferred tax assets and liabilities at October 31, 2008 and July 31, 2008 are as follows:

	October 31,	July 31,
	2008	2008

Deferred tax asset, current
Allowance for bad debts and sales returns	$44,565	$62,655
Accrued bonus	21,000	13,135
Accrued vacation	111,808	106,360
Accrued interest	9,837	38,715
Interest rate swap liability	126,901	110,535
Accrued legal	49,980	49,980
Reserve for obsolescence	138,890	138,890

	$502,981	$520,270

Deferred tax assets (liabilities), long-term
Depreciation of property and equipment	$140,858	$137,939
Net operating loss carry forward	2,409,029	2,449,145
Valuation allowance	(1,606,697)	(1,646,813)
Customer base	(752,544)	(798,619)

	$190,646	$141,652

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of October 31, 2008.

At October 31, 2008, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.2 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004. During the three months ended October 31, 2008, the Company utilized NOLs totaling $117,990, resulting in a decrease in the valuation allowance in the amount of $40,116. The decrease to the valuation allowance was recorded as an adjustment to goodwill as the allowance was originally recorded in connection with a business combination.

NOTE 5 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with a bank which is due on demand, bears interest at the LIBOR plus 2.25% (6.30% at October 31, 2008) and a fee of ½ of 1% of the unused balance. The LOC matures August 13, 2009. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory.

At October 31, 2008, the outstanding balance under the LOC was $608,300, and the Company was in compliance with all its covenants.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following at October 31, 2008:

Note payable to financial institution payable in monthly Installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011. (1)	$1,133,333

Note payable to financial institution payable in monthly Installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013. (1)	4,904,167

Note payable to financial institution payable in monthly Installments of $38,524 plus interest at 7.75%, matures October 31, 2012. (1)	1,887,688

Capital lease payable to vendor	166,491

Note payable to financing institution unsecured, matures March 1, 2009.	82,568

Other	17,535

8,191,782
Less current maturities of long-term debt	(1,321,532)

Total long-term debt, less current maturities	$6,870,250

(1)  These notes are financed with our senior lender and collectively are secured by substantially all of the assets of the Company and are cross collateralized with the line of credit discussed in note 5.

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $373,239 at October 31, 2008. The change in this amount during the three months ended October 31, 2008 and 2007, net of a tax benefit in the amounts of $31,750 and $61,023 respectively, has been recorded as other comprehensive loss.

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

On November 24, 2004 the Company issued convertible promissory notes in the principal amounts of $1 million and $3.2 million (collectively, the "Notes") to Brad Jacoby ("Jacoby"), the Company's CEO and majority shareholder, in conjunction with the Merger between Best Circuit Boards, Inc. ("BCB" and Integrated Performance Systems, Inc. ("IPS"). The Notes bore interest at 8% and were convertible into common stock at any time at a conversion price of $3.75 per share. Interest on the $1 million note was payable semi-annually and the principal balance was due November 30, 2007. Interest on the $3.2 million note was payable monthly and the principal was originally due February 28, 2005, and later extended to July 31, 2005. The Notes were secured by 1) all assets of the Company and BCB, subordinated to Amegy Bank, 2) the outstanding stock of BCB and 3) the Company common stock owned by Ron Allen, the previous CEO of IPS. On October 28, 2005 both the Notes were refinanced and combined into a single note (the "New Note") bearing interest at 8% payable semi-annually, with the principal due September 30, 2008. The New Note is convertible under the same terms and secured by the same assets as the Notes. On September 5, 2008, the Company extended the maturity date of the $4.2 million related party debt to March 31, 2010.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the quarters ended October 31, 2008 and 2007, the Company incurred lease expense totaling $36,000 and $36,000, respectively, related to these operating leases. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

The Company contracts the machining of parts from Chogie Manufacturing, an entity owned by the spouses of our CEO and COO. The Company incurred expense of $187,318 and $160,265 for the quarters ended October 31, 2008 and 2007 respectively, for these services.

The Company incurred interest expense on the $4,200,000 related party note in the amount of $85,867 and $85,267 for the quarters ended October 31, 2008 and 2007, respectively.

As of October 31, 2008, there were 20,000 outstanding warrants to purchase common stock held by certain employees. These warrants have an exercise price of $18.75 per share and expire November 5, 2009.

As of October 31, 2008, there were 1,267 outstanding warrants to purchase common stock held by debt holders. These warrants have an exercise price of $37.50 per share and expire February 8, 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On September 18, 2008, the Company settled the Gehan litigation in the amount of $500,000. The $500,000 settlement was accrued at July 31, 2008 and $250,000 remains accrued as of October 31, 2008. A payment of $250,000 was paid October 3, 2008 and another payment of $250,000 is due April 3, 2009.

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

Anna Stock, Permanent Dependent Administrator for the Estate of Dennis R. Ranzou, Deceased v. Integrated Performance Systems, Inc, Sundial Development Corp., and Global Innovation Corp.; Cause No. 340,914; Pending in the Probate Court No. 1 of Harris County, Texas

On May 23, 2007 the plaintiff sued the Company and another entity asserting claims for breach of contract for failure to pay a promissory note dated April 2, 2002 in the principal amount of $210,000 plus interest. The current principals of the Company had no knowledge of any such note and the same was not disclosed prior to Best Circuit Boards, Inc.'s November 2004 Merger with Integrated Performance Systems, Inc. The plaintiff recently made a settlement demand in the amount of $147,000. The parties are in the process of documenting the settlement. The Company has recorded $147,000 to accrued legal expense.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three months ended October 31, 2008 and 2007. It should be read in conjunction with the financial information for the year ended July 31, 2008, appearing in the Company's annual Form 10-K filed on October 22, 2008.

Results of Operations

Revenues. Net sales increased to $9,367,803 for the three months ended October 31, 2008 from $8,439,772 for the same period in 2007, a net increase of $928,031 or 11%. The increase is due primarily to a large one-time order from a new customer.

Gross Profit. Gross profit for the three months ended October 31, 2008 was $1,944,266 compared to $1,789,845 for the same period in 2007, an increase of $240,421 or 11%. Gross margin remained 21% for the three months ended October 31, 2008 compared to the previous year. The increase in gross profit is a result of the increase in revenue while maintaining the same gross profit percentage.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense increased to $1,363,944 for the three months ended October 31, 2008 from $1,195,151 for the same period in 2007, an increase of $168,793 or 14%. The increase is primarily related to increased selling expenses such as additional staff and commissions.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended October 31, 2008 and 2007.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties offset by interest earned on cash balances. Other income (expense), net, increased to ($241,047) from ($236,615) for the three months ended October 31, 2008 and 2007, respectively. The increase in net expense during the three months ended October 31, 2008 is primarily due to less interest earned on the cash balances.

Income Tax Provision. The income tax provision decreased to $93,563 for the three months ended October 31, 2008, from $120,989 for the same period in the prior year. The decrease in the provision is due primarily to the reduced deferred tax expense component of the provision.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

For the period ended October 31, 2008, we have current assets in excess of current liabilities. We believe that cash provided by operations along with funds available under our line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and technological competence, and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment and engineering software systems that will allow us to improve the throughput and quality level of the technology required to keep up with the complex products our customers design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $413,767 provided by operations during the three months ended October 31, 2008 consisted of $630,634 provided by net income as adjusted from non-cash items offset by $216,867 used by working capital. This compares to net cash provided by operations of $474,750 during the same period in the prior year, which consisted of $461,498 provided by net income as adjusted from non-cash items and $13,252 provided by working capital.

Cash used for investing activities. Net cash of $184,110 used in investing activities during the three months ended October 31, 2008 consisted of purchases of equipment. Net cash of $17,747 used for investing activities during the same period in the prior year consisted of purchases of equipment and software systems.

Cash flows from financing activities. Net cash used by financing activities during the three months ended October 31, 2008 was $135,336 and consisted of new borrowing on LOC of $250,000 offset by payments of $385,336 on long-term debt. Net cash used by financing activities was $72,857 during the same period in the prior year and included net new borrowings of $172,703 offset by net payments of $245,560 on long-term debt.

Indebtedness and guarantees. We have a $3 million line of credit (the "LOC") described in Note 5 of our financial statements set forth in Part I, Item 1 above.

We issued $4.2 million in convertible promissory notes to Brad Jacoby in conjunction with the Merger in November 2004. These notes were refinanced on October 28, 2008, and now bear 8% interest payable semiannually, with the principal due March 31, 2010.

On August 18, 2006, the Company entered into a credit facility with Amegy Bank of Texas, headquartered in Houston, Texas, for a $2 million five-year term loan, coupled with a $3 million line of credit (LOC) and a $5.5 million real estate loan. The real estate loan allowed the Company to purchase its Wylie manufacturing facility and accompanying property for $6.3 million. The Rowlett operating facility is currently being leased from a related party under a 10-year agreement (see also Note 8). The note terms are 1 year, 5 years and 7 years for the LOC, equipment and real estate loans, respectively. The loans bear interest at LIBOR+1.5-2.25% and are collateralize by various Company assets.

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

As a result of these control weaknesses the Company is lacking internal control over its financial reporting. Based on our assessment through October 31, 2008, management concluded that, as of October 31, 2008, our internal control over financial reporting is not effective. Management is reviewing the quarterly financial reporting processes and expects to have improved processes in place prior to the fiscal year ending July 31, 2009.

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

On September 18, 2008, the Company settled the Gehan litigation in the amount of $500,000. A payment of $250,000 was paid October 3, 2008 and another payment of $250,000 is due April 3, 2009.

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

Anna Stock, Permanent Dependent Administrator for the Estate of Dennis R. Ranzou, Deceased v. Integrated Performance Systems, Inc, Sundial Development Corp., and Global Innovation Corp.; Cause No. 340,914; Pending in the Probate Court No. 1 of Harris County, Texas

On May 23, 2007 the plaintiff sued the Company and another entity asserting claims for breach of contract for failure to pay a promissory note dated April 2, 2002 in the principal amount of $210,000.00 plus interest. The current principals of the Company had no knowledge of any such note and the same was not disclosed prior to Best Circuit Boards, Inc.'s November 2004 Merger with Integrated Performance Systems, Inc. The plaintiff recently made a settlement demand in the amount of $147,000. The parties are in the process of documenting the settlement. The Company has recorded $147,000 to accrued legal expense.

ITEM 5.     OTHER INFORMATION

Our Common Stock is traded over-the-counter on the OTC Bulletin Board® (OTCBB) under the symbol "GINV.OB". The annual report on Form 10-K was filed on October 22, 2008.

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

10.20*

Revolving Credit Promissory Note by and between Best Circuit Boards, Inc., Global Innovation Corp. and Amegy Bank N.A. in the amount of $3,000,000 dated August 23, 2008. (filed as Exhibit 10.20 to the Company's Form 10-KSB filed October 22, 2008).

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

GLOBAL INNOVATION CORP.
(Registrant)

Date: December 15, 2008	By:	/s/ BRAD J. PETERS

Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)