Form 10-K/A
period 2008-07-31
GLOBAL INNOVATION CORP.
filed 2009-03-13
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 1

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

As of March 12, 2009, there were 10,179,337 shares of the issuer's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE:

     This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report of Global Innovation Corp. (the "Company") on Form 10-K for the fiscal year ended July 31, 2008, filed with the SEC (the "Original Filing") on October 22, 2008. This Amendment is being filed for the purpose of amending the certifications of our Principal Executive Officer and Principle Financial Officer under Item 601 (b)(31) of Regulation S-K, in response to a comment letter received from the SEC on January 23, 2009. The Company is including in this amendment the language in paragraph 4(b) of Item 601 (b)(31) of Regulation S-K.

     Except for the amended certifications contained herein, this Amendment No. 1 on Form 10-K/A does not modify or update disclosures contained in the Original Filing, which is incorporated by reference.

ITEM 15.     EXHIBITS
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

GLOBAL INNOVATON CORP

Date: March 13, 2009	By:	/s/ BRAD JACOBY

Brad Jacoby
Chief Executive Officer, Chairman and sole Director

Date: March 13, 2009	By:	/s/ BRAD J. PETERS

Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)