Form 10-Q/A
period 2008-10-31
GLOBAL INNOVATION CORP.
filed 2009-03-13
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes [   ]   No [X]

At March 12, 2009 there were 10,179,337 shares of the issuer's common shares outstanding.

EXPLANATORY NOTE:

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report of Global Innovation Corp. (the "Company") on Form 10-Q for the quarter ended October 31, 2008, filed with the SEC (the "Original Filing") on December 15, 2008. This Amendment is being filed for the purpose of amending the certifications of our Principal Executive Officer and Principle Financial Officer under Item 601 (b)(31) of Regulation S-K, in response to a comment letter received from the SEC on January 23, 2009. The Company is including in this amendment the language in paragraph 4(b) of Item 601 (b)(31) of Regulation S-K.

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