Form 10-Q
period 2009-01-31
GLOBAL INNOVATION CORP.
filed 2009-03-16
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]   Accelerated filer [   ]   Non -Accelerated filer [ X ]   Smaller reporting company [   ]

At March 12, 2009 there were 10,179,337 shares of the issuer's common shares outstanding.

	GENERAL INDEX
		Page
		Number

	PART I -
	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T.	CONTROLS AND PROCEDURES	15

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	July 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$500,348	$783,195
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $127,961 and $179,015 at January 31, 2009 and July 31, 2008, respectively	3,087,623	4,746,497
Inventory, net	4,184,300	4,235,678
Deferred income tax asset	467,280	520,270
Income tax receivable	111,652	-
Other current assets	202,519	310,699
Other receivable	350,571	-
Current assets of discontinued operations	-	827,084

Total current assets	8,904,293	11,423,423

Property and equipment, net	8,776,259	8,969,185

Other assets:
Goodwill	7,188,914	7,188,914
Customer base, net	2,077,854	2,348,878
Deferred tax asset	447,724	141,652
Non-current assets of discontinued operations	-	17,259

	9,714,492	9,696703

Total assets	$27,395,044	$30,089,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$558,300	$358,300
Accounts payable	3,646,014	4,841,083
Accrued expenses (including interest owed to related party of $114,800 and $113,867 at January 31, 2009 and July 31, 2008, respectively)	857,249	1,556,954
Income tax payable	-	209,452
Interest rate swap liability	622,760	325,133
Notes payable, current portion	1,248,004	1,309,100

Total current liabilities	6,932,327	8,600,022

Long-term liabilities:
Notes payable, net of current maturities	6,563,910	7,073,785
Convertible note payable to related party	4,200,000	4,200,000

Total long-term liabilities	10,763,910	11,273,785

Stockholders' equity:
Common stock; par value $0.01; 25,000,000 shares authorized;
10,179,337 shares issued and outstanding	101,792	101,792
Additional paid-in capital	18,321,284	18,321,284
Accumulated deficit	(8,313,237)	(7,992,974)
Accumulated other comprehensive loss	(411,032)	(214,598)

Total stockholders' equity	9,698,807	10,215,504

Total liabilities and stockholders' equity	$27,395,044	$30,089,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Net sales	$4,939,397	$7,718,279	$13,509,604	$15,435,752

Cost of sales (including $147,564 and $164,640 to related party for the three months ended January 31, 2009 and 2008 and $367,642 and $352,205 for the six months ended January 31, 2009 and 2008)	4,171,318	5,683,900	10,805,389	11,561,416

Gross profit	768,079	2,034,378	2,704,215	3,874,336

Expenses
Selling, general and administrative expenses (including $3,240 and $8,700 for the three months ended January 31, 2009 and 2008 and $6,480 and $17,400 for the six months ended January 31, 2009 and 2008 to related party)	796,771	1,041,676	2,149,138	2,220,182
Amortization of customer base	135,512	135,512	271,024	271,024

	932,283	1,177,188	2,420,162	2,491,206

Income (loss) from operations	(164,204)	857,190	284,053	1,383,130

Other income (expense)
Interest expense	(135,271)	(164,633)	(293,718)	(323,764)
Interest expense - related party	(85,867)	(86,467)	(171,733)	(171,733)
Other income	1,956	7,430	5,222	15,212

	(219,182)	(243,670)	(460,229)	(480,285)

Income (loss) from continuing operations before provision for income taxes	(383,386)	613,520	(176,176)	902,846

Provision for income taxes	(123,083)	220,065	(45,348)	363,751

Income (loss) from continuing operations	(260,303)	393,455	(130,828)	539,094

Discontinued operations
Loss from discontinued operations, net of income tax benefits of $113,416 and $39,451 for the three months ended January 31, 2009 and 2008 and $97,588 and $62,149 for the six months ended January 31, 2009 and 2008	(220,160)	(76,582)	(189,435)	(120,642)

Net income (loss)	(480,463)	316,873	(320,263)	418,452

Other comprehensive gain(loss):
Deferred interest rate hedge,
Net of tax benefit of $84,837 and $121,664 for the three months ended January 31, 2009 and 2008 and $101,193 and $157,503 for the six months ended January 31, 2009 and 2008.	(164,684)	(191,320)	(196,434)	(252,343)

Comprehensive income (loss)	$(645,147)	$125,553	$(516,697)	$166,109

Net income (loss) per share-basic and diluted
Income (loss) per share from continuing operations	$(0.03)	$0.04	$(0.02)	$0.05
Income (loss) per share from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)

Net (loss) income per share	$(0.05)	$0.03	$(0.04)	$0.04

Weighted average common shares
Basic and diluted	10,179,337	10,179,337	10,179,337	10,179,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL INNOVATION CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended January 31,

	2009	2008

Cash flows from operating activities:
Net income (loss) from continuing operations	$(130,828)	$539,094
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	879,411	764,080
Provision for doubtful accounts	23,863	-
Deferred tax expense	(151,889)	(112,802)

Changes in operating assets and liabilities:
Trade accounts receivable	1,635,011	(814,564)
Inventory	576,046	(1,170,181)
Other current assets	105,535	374,866
Income tax payable (receivable)	(321,104)	281,958
Accounts payable	(1,195,069)	1,607,381
Accrued expenses	(699,704)	(617,355)

Net cash provided by operating activities of continuing operations	721,272	852,477
Net cash (used by) operating activities of discontinued operations	(217,020)	(120,642)

Net cash provided by operating activities	504,252	731,835

Cash flows from investing activities:
Acquisition of property and equipment	(221,895)	(1,838,829)

Net cash used in investing activities	(221,895)	(1,838,829)

Cash flows from financing activities:
Net borrowing on line of credit	200,000	-
Borrowing on new term note	-	899,955
Payments on notes payable	(765,204)	(572,262)

Net cash (used in) provided by financing activities	(565,204)	327,693

Net decrease in cash and cash equivalents	(282,847)	(779,301)
Cash and cash equivalents, beginning of period	783,195	1,210,996

Cash and cash equivalents, end of period	$500,348	$431,695

Supplementary disclosure of cash flow information:
Interest paid	$467,331	$485,432

Income taxes paid	$332,108	$126,624

Non-cash investing and financing activities:
Property and equipment purchased with debt	$194,233	899,955

Sale of component of an entity financed with other receivables	$350,571	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Global Innovation Corp. and Subsidiaries
Notes to Interim Condensed Consolidated Financial Statements
January 31, 2009
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory consists of finished goods, work in process and raw materials and is priced at lower of cost or market (determined product by product based on management's knowledge of current market conditions and existing sales levels). Cost of raw materials is determined on a weighted average basis; cost of work in process and finished goods is determined using specific identification. A valuation allowance is established and adjusted periodically to provide for estimated obsolescence based upon the aging of inventory and market trends. At January 31, 2009, the valuation allowance totaled $268,979. At January 31, 2009, inventory consisted of $914,531 in raw materials, $1,413,654 in work in process, and $1,856,115 in finished goods.

Revenue Recognition

The Company generates revenue from custom built printed circuit boards, made to order using engineering and designs provided by the customer. All orders are manufactured to specific industry standards. The Company recognizes revenues when persuasive evidence of a sales arrangement exists, the sales terms are fixed and determinable, title and risk of loss have transferred, and collectibility is reasonably assured; these criteria are met when products are shipped to the customer.

The Company does not give rebates to any of its customers. The Company does not have customer acceptance provisions; the Company does, however, provide customers a limited right of return for defective products. If our product does not meet and/or violates the specification referenced with the order, we will authorize the return of the defective product for repair, replacement or credit. All orders are inspected to specific industry standards and are electrically tested to insure compliance with such standards prior to shipment.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants and the conversion of the Company's notes payable for all periods presented.

Common shares issuable upon conversion of convertible note payable to related party of 1,120,000 were excluded from the calculation of diluted earnings per share for all periods presented because the effect of the conversion is antidilutive. Warrants to purchase a total of 21,267 shares of common stock were excluded from the calculation of diluted earnings per share for all periods presented because the exercise prices were greater than the average market prices and the effect would be antidilutive.

NOTE 3 - CONCENTRATIONS OF RISK

At January 31, 2009, one customer accounted for approximately 20% of the total accounts receivable. For the three and six months ended January 31, 2009 this customer accounted for approximately 15% and 13% of net sales. At January 31, 2008, two customers accounted for approximately 40% of the total accounts receivable. For the three and six months ended January 31, 2008 these customers accounted for approximately 36% of net sales.

NOTE 4 - INCOME TAXES

The income tax provision (including affects of discontinued operations) for the periods ended January 31, 2009 and 2008 consists of the following:
	For the three months ended January 31		For the six months ended January 31

	2009	2008	2009	2008

Current (benefit)expense	$(52,903)	$295,064	$8,953	$414,404
Deferred (benefit)expense	(183,596)	(114,451)	(151,889)	(112,802)

	$(236,499)	$180,613	$(142,936)	$301,602

Significant temporary differences used in the computation of deferred tax assets and liabilities at January 31, 2009 and July 31, 2008 are as follows:
	January 31,	July 31,
	2009	2008

Deferred tax assets, current
Allowance for bad debts and sales returns	$44,787	$62,655
Accrued bonus	-	13,135
Accrued vacation	77,581	106,360
Accrued interest	39,032	38,715
Interest rate swap liability	211,738	110,535
Accrued legal	-	49,980
Reserve for obsolescence	94,143	138,890

	$467,280	$520,270

Deferred tax assets (liabilities), non-current
Depreciation of property and equipment	$143,109	$137,939
Net operating loss carry forward	2,657,897	2,449,145
Valuation allowance	(1,646,813)	(1,646,813)
Customer base	(706,470)	(798,619)

	$447,724	$141,652

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that further valuation allowances are necessary as of January 31, 2009.

At January 31, 2009, the Company had tax net operating loss carry forwards ("NOLs") of approximately $7.8 million that begin to expire in 2018. The utilization of these NOLs is limited due to a change in ownership of a majority of the outstanding shares of the Company in November 2004.

NOTE 5 - DISCONTINUED OPERATIONS

As of January 31, 2009, the Company discontinued its assembly operation in Rowlett, Texas. The decision to close this business was based on market conditions. This business had not met expectations and the Company decided to focus resources on its core printed circuit board fabrication business. The current product mix of the Company's assembly operation consisted of legacy products and processes that did not provide future opportunities as it was configured. The economic and credit conditions did not allow for the opportunity to fund and grow the assembly business as would be needed to support the customer requirements. As a result, the Company began reporting this segment of our business as discontinued operations during the period ended January 31, 2009. The Company recorded a loss of $220,160 from discontinued operations, net of income tax benefits of $113,416 and a loss of $76,582, net of income tax benefits of $39,451, for the three months ended January 31, 2009 and 2008, respectively. For the six months ended January 31, 2009 and 2008 the Company recorded a loss of $189,435, net of income tax benefit of $97,588 and a loss of $120,642, net of income tax benefit of $62,149, respectively, related to the discontinued operations. Assets disposed of related to the discontinued operations consisted of $827,084 in inventory and $17,258 in fixed assets at July 31, 2008.

NOTE 6 - LINE OF CREDIT

The Company has a $3 million line of credit agreement ("LOC") with Amegy bank, which is due on demand, bears interest at LIBOR + 2.25% (2.69% at January 31, 2009) and a fee of .5% of the unused balance. The LOC matures August 13, 2009. The LOC is subject to certain financial and other covenants and is collateralized by all of the Company's accounts receivable and inventory.

At January 31, 2009, the outstanding balance under the LOC was $558,300 and the Company was in compliance with all its covenants.

NOTE 7 - NOTES PAYABLE

Notes payable consists of the following at January 31, 2009:
Note payable to financial institution payable in monthly installments of $33,333 plus interest at Libor + 1.75%, matures August 15, 2011. (1)	$1,033,333

Note payable to financial institution payable in monthly installments of $22,916 plus interest at Libor + 1.75%, remaining balance of $3,575,000 due August 15, 2013. (1)	4,835,417

Note payable to financial institution payable in monthly installments of $38,524 plus interest at 7.75%, matures October 31, 2012. (1)	1,772,116

Capital lease payable to vendor	146,808
Note payable to financing institution unsecured, matures March 1, 2009.	20,440

Other	3,800

7,811,914
Less current maturities of long-term debt	(1,248,004)

Total long-term debt, less current maturities	$6,563,910

(1)	These notes are financed with our senior lender and collectively are secured by substantially all of the assets of the Company.

Interest Rate Swap

In connection with the real estate loan, on August 23, 2006, the Company entered into an interest rate swap transaction with Amegy Bank. The notational amount of the swap is $5.5 million subject to amortization and the term runs concurrent with the real estate note maturing in seven years. The fixed rate applicable to this transaction is 7.25%. The Company recorded the fair value of the arrangement as an interest rate risk management liability in the amount of $622,760 at January 31, 2009. The change in this amount during the six months ended January 31, 2009 and 2008, net of a tax benefit in the amounts of $101,193 and $157,503 respectively, has been recorded as other comprehensive loss.

NOTE 8 - CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases its assembly facility and part of a facility used for equipment storage from an entity majority owned by Mr. Jacoby and his wife. For the quarters ended January 31, 2009 and 2008, the Company incurred lease expense totaling $36,000 in each period, related to these operating leases. The Company previously leased its primary manufacturing facility from an entity controlled by Mr. Jacoby and subsequently purchased that facility. The term of the lease for the assembly facility is ten years. The storage facility was leased in 2006 and is month to month.

The Company contracts the machining of parts from Chogie Manufacturing, an entity owned by the spouses of our CEO and COO. The Company incurred expense of $114,804 and $137,340 for the three months ended January 31, 2009 and 2008 respectively, for these services and $302,122 and $297,605 for the six months ended January 31, 2009 and 2008 respectively.

The Company incurred interest expense on the $4,200,000 related party note in the amount of $85,867 and $86,467 for the three months ended January 31, 2009 and 2008 respectively, and $171,733 for the periods ended January 31, 2009 and 2008.

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

On September 18, 2008, the Company settled the Gehan litigation in the amount of $500,000. The $500,000 settlement was accrued at July 31, 2008 and $250,000 remains accrued as of January 31, 2009. A payment of $250,000 was paid October 3, 2008 and another payment of $250,000 is due April 3, 2009.

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

The following discussion provides information to assist in the understanding of our financial condition and results of operations for the three and six months ended January 31, 2009 and 2008. It should be read in conjunction with the financial information for the year ended July 31, 2008, appearing in the Company's annual Form 10-K filed on October 22, 2008.

Results of Operations

Revenues. Net sales decreased to $4,939,397 for the three months ended January 31, 2009 from $7,718,279 for the same period in 2008, a net decrease of $2,778,882 or 36%. Net sales decreased to $13,509,604 for the six months ended January 31, 2009 from $15,435,752 for the same period in 2008, a net decrease of $1,926,147 or 12.5%. The decrease for the three and six months ended January 31, 2009 is a result of the general deterioration of the worldwide economy and the slowdown in manufacturing across our customer base. The 12.5% decrease for the six months is a result of the severe slowdown during the second quarter partially offset by our strong first quarter performance. These decreases are directly related to our commercial customers. We are experiencing more consistency and some relative growth in our military business.

Gross Profit. Gross profit for the three months ended January 31, 2009 was $768,079 compared to $2,034,378 for the same period in 2008, a decrease of $1,266,299 or 62%. Gross profit for the six months ended January 31, 2009 was $2,704,215, versus a gross profit of $3,874,336 in the previous period. Gross margin decreased from 25% for the six months ended January 31, 2008 to 20% for the same period in the current year. Gross margin for the three months ended January 31, 2009 decreased from 26% to 16%. The primary cause for the decline in the three and six month gross profit is significantly lower revenues resulting in fixed costs being spread over a smaller number of units produced, combined with pricing pressures from our commercial customers.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses consist primarily of direct charges for sales, promotion and marketing, as well as the cost of executive, administrative and accounting personnel, and related expenses and professional fees. SG&A expense decreased to $796,771 for the three months ended January 31, 2009 from $1,041,676 for the same period in 2008, a decrease of $244,905 or 20.8%. The decrease is attributable to a reduction of personnel expenses of approximately $60,000 and a reduction in legal expenses of approximately $147,000 related to a settlement agreement and the related write off of previously recorded accrued legal expenses. SG&A expenses decreased to $2,149,138 for the six months ended January 31, 2009 from $2,220,182 for the same period in 2008, a net decrease of $71,044 or 3.2%.

Amortization of Customer Base. The customer base was recorded as a result of the Merger with Best Circuit Boards, Inc. on November 24, 2004 and amortization was $135,512 during the three months ended January 31, 2009 and 2008, respectively and $271,024 during the six months ended January 31, 2009 and 2008, respectively.

Other Income (Expense), Net. Other income (expense), net, includes interest expense on notes payable and notes payable to related parties. Other income (expense), net, decreased from ($243,670) to ($219,182) for the three months ended January 31, 2008 and 2009, respectively. This decrease is primarily due to a decrease of approximately $30,000 in interest expense. Other income (expense) decreased from ($480,285) to ($460,229) for the six months ended January 31, 2008 and 2009 respectively.

Income Tax Provision. The income tax provision decreased to ($45,348) for the six months ended January 31, 2009, from $363,751 for the same period in the prior year related to continuing operations. The decrease in the provision is due primarily to the decrease in pre-tax income. The income tax benefit from discontinued operation increased to $97,588 for the six months ended January 31, 2009 from $62,149 for the same period in the prior year.

Liquidity and Capital Resources

We have generally financed our business from cash generated by operations and borrowings. Our principal uses of cash have been to fund working capital, meet debt service requirements, and fund capital expenditures. We expect that these uses will continue to be the principal demands on our cash in the future.

For the period ended January 31, 2009, we have current assets in excess of current liabilities. We believe that cash provided by operations along with funds available under our line of credit (see "Indebtedness and guarantees" below) will be sufficient to fund our working capital needs, finance capital expenditures and service our debt for the next twelve months and beyond. Capital expenditures planned for the next twelve months consist of normal equipment purchases necessary to maintain current operating capacity and technological competence, and replace equipment that may have reached the end of its useful life. During the current fiscal quarter, our capital expenditures included manufacturing equipment that will allow us to improve the throughput and increase the level of technology required to keep up with the complex products our customers design. We have historically also been able to obtain financing for equipment acquisitions under operating leases with provisions for installment purchases at the end of the lease terms. We anticipate that we will continue to be able to obtain this type of financing for future equipment needs.

Cash flows from operations. Net cash of $721,272 provided by operations from continuing operations during the six months ended January 31, 2009 consisted of $620,557 provided by net income as adjusted for non-cash items and $100,714 provided by working capital. This compares to net cash provided by operations of $852,477 during the same period in the prior year, which consisted of $1,190,372 provided by net income as adjusted for non-cash items offset by $337,895 used by working capital. Net cash used by discontinued operations during the periods ended January 31, 2009 and 2008 was $217,020 and $120,642. Net cash provided by operations of $504,252 consisted of $721,272 provided by continuing operations offset by $217,020 used by discontinued operations for the period ended January 31, 2009. Net cash provided by operations of $731,835 consisted of $852,477 provided by continuing operations offset by $120,642 used by discontinued operations for the period ended January 31, 2008.

Cash used for investing activities. Net cash of $221,895 used in investing activities during the six months ended January 31, 2009 consisted of purchases of fixed assets. Net cash of $1,838,829 used for investing activities during the same period in the prior year consisted of equipment purchases.

Cash flows from financing activities. Net cash used by financing activities during the six months ended January 31, 2009 was $565,204 and consisted of net borrowings on line of credit of $200,000 offset by payments of $765,204 on notes payable. Net cash provided by financing activities during the same period in the prior year was $327,693 and included $899,955 of new borrowing offset by net payments of $572,262 on notes payable.

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

We expect that cash generated from operations will be sufficient to fund payments on our indebtedness as it becomes due. Additional financing, if needed, would be difficult to obtain under similar terms given the current credit markets and economic conditions.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. The company has established a Disclosure Controls and Procedures ("DCP") Committee whose members include the CEO, President and COO, CFO and Controller. Its purpose is to design and implement disclosure controls and procedures for producing financial and non-financial information contained in 34 Act filings, and disclosing the sources of such information. The DCP Committee's responsibilities include:
1.	Ensure that the procedures result in materially accurate and complete results on a consistent basis;
2.	Review the closing procedures and the accounting controls in place to detect fraud and note any weaknesses;
3.	Document how outside auditor comments related to internal controls have been addressed;
4.	Ensure that the legal standards for materiality have been covered in the substantive disclosures in the report;
5.	Ensure compliance with all applicable provisions of the federal securities laws and other applicable regulations;
6.	Ensure that any issues related to current industry accounting issues (critical accounting procedures, revenue recognition, asset impairment, etc.) have been addressed; and
7.	Ensure that past SEC comments have been fully addressed.

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

As a result of these control weaknesses the Company is lacking internal control over its financial reporting. Based on our assessment through January 31, 2009, management concluded that, as of January 31, 2009, our internal control over financial reporting is not effective. Management is reviewing the quarterly financial reporting processes and expects to have improved processes in place prior to the fiscal year ending July 31, 2009.

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

On September 18, 2008, the Company settled the Gehan litigation in the amount of $500,000. The $500,000 settlement was accrued at July 31, 2008 and $250,000 remains accrued as of January 31, 2009. A payment of $250,000 was paid October 3, 2008 and another payment of $250,000 is due April 3, 2009.

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

GLOBAL INNOVATION CORP.
(Registrant)

	By:	/s/ BRAD J. PETERS
Date: March 16, 2009
Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)