Form 10-K/A
period 2008-07-31
GLOBAL INNOVATION CORP.
filed 2009-04-29
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 2

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

As of April 15, 2009, there were 10,179,337 shares of the issuer's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE:

     This Amendment No. 2 on Form 10-K/A (the "Amendment") amends the Annual Report of Global Innovation Corp. (the "Company") on Form 10-K for the fiscal year ended July 31, 2008, filed with the SEC (the "Original Filing") on October 22, 2008 and Form 10-K/A Amendment 1 for the fiscal year ended July 31, 2008, filed with the SEC (the "Amended Filing") on March 13, 2009. This Amendment is being filed for the purpose of amending Item 9A Controls and Procedures, Evaluation of Disclosure Controls and Procedures, in response to comment letters received from the SEC on January 23, 2009, March 10, 2009 and March 30, 2009.

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are ineffective in ensuring that material information is timely communicated to appropriate management personnel, including the Chief Executive Officer and Chief Financial Officer, to enable such personnel to evaluate information and determine the information required to be included in our periodic SEC reports.

     Except for the amendment contained herein, this Amendment No. 2 on Form 10-K/A does not modify or update disclosures contained in the Original Filing, which is incorporated by reference.

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

GLOBAL INNOVATON CORP

Date: April 29, 2009	By:	/s/ BRAD JACOBY

Brad Jacoby
Chief Executive Officer, Chairman and sole Director

Date: April 29, 2009	By:	/s/ BRAD J. PETERS

Brad J. Peters
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)