Form 10-Q/A
period 2008-10-31
GLOBAL INNOVATION CORP.
filed 2009-04-29
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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
Yes [   ]   No [X]

At April 15, 2009 there were 10,179,337 shares of the issuer's common shares outstanding.

EXPLANATORY NOTE:

     This Amendment No. 2 on Form 10-Q/A (the "Amendment") amends the Quarterly Report of Global Innovation Corp. (the "Company") on Form 10-Q for the quarter ended October 31, 2008, filed with the SEC (the "Original Filing") on December 15, 2008 and Form 10-Q/A Amendment 1 for the quarter ended October 31, 2008, filed with the SEC (the "Amended Filing") on March 13, 2009. This Amendment is being filed for the purpose of amending Item 9A Controls and Procedures, Evaluation of Disclosure Controls and Procedures, in response to comment letters received from the SEC on January 23, 2009, March 10, 2009 and March 30, 2009.

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

     Except for the amendment contained herein, this Amendment No. 2 on Form 10-Q/A does not modify or update disclosures contained in the Original Filing, which is incorporated by reference.

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