Form 10-Q/A
period 2008-10-31
GLOBAL INNOVATION CORP.
filed 2009-06-01
CIK 1069562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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
Yes [   ]   No [X]

At May 15, 2009 there were 10,179,337 shares of the issuer's common shares outstanding.

EXPLANATORY NOTE:

     This Amendment No. 3 on Form 10-Q/A (the "Amendment") amends the Quarterly Report of Global Innovation Corp. (the "Company") on Form 10-Q for the quarter ended October 31, 2008, filed with the SEC (the "Original Filing") on December 15, 2008 and Form 10-Q/A Amendment 2 for the quarter ended October 31, 2008, filed with the SEC (the "Amended Filing") on April 29, 2009. This Amendment is being filed for the purpose of amending Item 4 Controls and Procedures, Evaluation of Disclosure Controls and Procedures, in response to comment letters received from the SEC on January 23, 2009, March 10, 2009 and March 30, 2009.

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

     Except for the amendment contained herein, this Amendment No. 3 on Form 10-Q/A does not modify or update disclosures contained in the Original Filing, which is incorporated by reference.

ITEM 6.     EXHIBITS
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