Form 10-Q/A
period 2009-01-31
GLOBAL INNOVATION CORP.
filed 2009-06-01
CIK 1069562

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

EXPLANATORY NOTE:

     This Amendment No. 2 on Form 10-Q/A (the "Amendment") amends the Quarterly Report of Global Innovation Corp. (the "Company") on Form 10-Q for the quarter ended January 31, 2009, filed with the SEC (the "Original Filing") on March 16, 2009 and Form 10-Q/A Amendment 1 for the quarter ended January 31, 2009, filed with the SEC (the "Amended Filing") on April 29, 2009. This Amendment is being filed for the purpose of amending Item 4T Controls and Procedures, Evaluation of Disclosure Controls and Procedures, in response to comment letters received from the SEC on January 23, 2009, March 10, 2009 and March 30, 2009.

ITEM 4T.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. The company has established a Disclosure Controls and Procedures ("DCP") Committee whose members include the CEO, President and COO, CFO and Controller. Its purpose is to design and implement disclosure controls and procedures for producing financial and non-financial information contained in 34 Act filings, and disclosing the sources of such information. The DCP Committee's responsibilities include:
1.	Ensure that the procedures result in materially accurate and complete results on a consistent basis;
2.	Review the closing procedures and the accounting controls in place to detect fraud. Note any weaknesses;
3.	Document how outside auditor comments related to internal controls have been addressed;
4.	Ensure that the legal standards for materiality have been covered in the substantive disclosures in the report;
5.	Ensure compliance with all applicable provisions of the federal securities laws and other applicable regulations;
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